Form 10QSB
period 1999-08-31
INDEPENDENT MUSIC GROUP INC
filed 1999-10-20
CIK 1089046

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended        August 31, 1999
                                                    ---------------

[   ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

              For the transition period from               to

                         Commission File Number: 0-26443
                                                 -------

                          Independent Music Group, Inc.
                          -----------------------------
        (Exact name of Small Business Issuer as specified in its Charter)

             DELAWARE                                   22-281-1783
             --------                                   -----------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

                71 Great Pasture Road, Redding, Connecticut 06896
                -------------------------------------------------
                    (Address of principal executive offices)


                                 (203) 938-0737
                                 --------------
                           (Issuer's telephone number)

         (Former Name, former address and former fiscal year, if changed since last Report.)

         Check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                 ---   ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,636,475 shares of Common Stock as of August 31, 1999.

                          INDEPENDENT MUSIC GROUP, INC.

                                      INDEX


PART I.                    FINANCIAL INFORMATION
-------                    ---------------------

Item 1.                    Consolidated Financial Statements (unaudited)

                           Balance Sheets - August 31, 1999 and May 31, 1999

                           Statements of Operations for the Three Months Ended August 31, 1999 and 1998 and the period from inception (November 6, 1997) to August 31, 1999

                           Statements of Deficiency in Assets for the period from inception (November 6, 1997) to August 31, 1999

                           Statements of Cash Flows for the Three Months Ended August 31, 1999

                           Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations


PART II.                   OTHER INFORMATION
--------                   -----------------

Item 1.                    Legal Proceedings

Item 2.                    Changes in Securities and Use of Proceeds

Item 5.                    Other Information


                                    INDEPENDENT MUSIC GROUP, INC. & SUBSIDIARIES

                                            (A DEVELOPMENT STAGE COMPANY)

                                             CONSOLIDATED BALANCE SHEETS



                                                                      AUGUST 31,
                                                                       1999                      MAY 31,
                                                                     (UNAUDITED)                 1999

ASSETS

CASH AND CASH EQUIVALENTS                                              $ 173,913               $ 262,215

OTHER ASSETS                                                               2,880                     900
                                                                       ---------               ---------

         TOTAL ASSETS                                                  $ 176,793               $ 263,115
                                                                       =========               =========




LIABILITIES AND DEFICIENCY IN ASSETS

CURRENT LIABILITIES
     Note payable - stockholder                                        $ 176,537               $ 246,472
     Accrued expenses                                                     85,572                  62,923
     Distribution payable - stockholder                                   50,000                  50,000
                                                                       ---------               ---------

         Total current liabilities                                       312,109                 359,395
                                                                       ---------               ---------


DEFICIENCY IN ASSETS
     Common stock, $.00005 par value; authorized
        10,000,000 shares; issued and outstanding
        9,636,475 shares                                                     482                     482
     Additional paid-in capital                                            5,243                   5,243
     Deficit accumulated during the development
        Stage                                                           (141,041)               (102,005)
                                                                       ---------               ---------

         Total deficiency in assets                                     (135,316)              (  96,280)
                                                                       ---------               ---------
         TOTAL LIABILITIES AND DEFICIENCY
             IN ASSETS                                                 $ 176,793               $ 263,115
                                                                       =========               =========



                                     INDEPENDENT MUSIC GROUP, INC. & SUBSIDIARIES

                                            (A DEVELOPMENT STAGE COMPANY)

                                        CONSOLIDATED STATEMENTS OF OPERATIONS



                                                       THREE MONTHS ENDED                  INCEPTION
                                                           AUGUST 31,                    (NOVEMBER 6,
                                                       -----------------              1997) TO AUGUST 31,
                                                 1999                  1998                  1999
                                                ------                ------       -------------------------

REVENUES:
     Dividend income                      $     1,861           $     5,052                  $    24,104
                                          -----------           -----------                  -----------


EXPENSES:
     General and administrative                35,548                15,280                      102,373
     Interest to stockholder                    5,349                10,930                       62,772
                                          -----------           -----------                  -----------

         Total expenses                        40,897                26,210                      165,145
                                          -----------           -----------                  -----------


NET LOSS                                  $   (39,036)          $   (21,158)                 $  (141,041)
                                          ===========           ===========                  ===========


NET LOSS PER SHARE                        $ (    .004)          $ (    .002)                 $ (    .015)
                                          ===========           ===========                  ===========


WEIGHTED AVERAGE
    NUMBER OF COMMON

    SHARES OUTSTANDING                      9,636,475             9,636,475                    9,636,475
                                            =========             =========                    =========


                                     INDEPENDENT MUSIC GROUP, INC. & SUBSIDIARIES

                                            (A DEVELOPMENT STAGE COMPANY)

                                   CONSOLIDATED STATEMENTS OF DEFICIENCY IN ASSETS

                         FOR THE PERIOD FROM INCEPTION (NOVEMBER 6, 1997) TO AUGUST 31, 1999

DEFICIT                                                                                           DEFICIT
                                                 COMMON STOCK, $.00005 PAR VALUE;               ACCUMULATED
                                                   10,000,000 SHARES AUTHORIZED    ADDITIONAL   DURING THE
                                                   ----------------------------     PAID-IN     DEVELOPMENT
         TRANSACTION                      DATE         SHARES      PAR VALUE        CAPITAL        STAGE           TOTAL
         -----------                      ----         ------      ---------        -------        -----           -----
Sale of stock for cash
   ($.01 per share)                      11/6/97       100,000     $       5       $     995           --            1,000

Net loss from inception
   (November 6, 1997)
   to May 31, 1998                          --            --            --              --          (39,386)       (39,386)
                                                     ---------     ---------       ---------      ---------      ---------

Balance May 31, 1998                        --         100,000             5             995        (39,386)       (38,386)

Acquisition of assets of
   Independent Music Group, Inc.
   ($.006 per share)                     4/26/99     9,536,475           477          54,248           --           54,725

Special distribution to
   shareholder                           4/26/99          --            --           (50,000)          --          (50,000)

Net loss for the year ended
   May 31, 1999                             --            --            --              --          (62,619)       (62,619)
                                                     ---------     ---------       ---------      ---------      ---------

Balance May 31, 1999                        --       9,636,475           482           5,243       (102,005)       (96,280)

Net loss for the three months
   Ended August 31, 1999                    --            --            --              --          (39,036)       (39,036)
                                                     ---------     ---------       ---------      ---------      ---------

Balance August 31, 1999                     --       9,636,475     $     482       $   5,243      $(141,041)     $(135,316)
                                                     =========     =========       =========      =========      =========


                                     INDEPENDENT MUSIC GROUP, INC. & SUBSIDIARIES

                                            (A DEVELOPMENT STAGE COMPANY)

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                THREE MONTHS ENDED          INCEPTION
                                                                     AUGUST 31,            (NOVEMBER 6,
                                                                ------------------      1997) TO AUGUST 31,
                                                               1999           1998             1999
                                                              ------          ------    -------------------
CASH FLOWS FROM
   OPERATING ACTIVITIES:
     Net loss                                               $ (39,036)      $ (21,158)      $(141,041)
                                                            ---------       ---------       ---------
     Adjustments to reconcile
       net loss to net cash used
       in operating activities:
         Changes in operating
           assets and liabilities:
              Other assets                                    ( 1,980)          5,600         ( 2,880)
              Accrued expenses                                 22,649          10,931          85,572
                                                            ---------       ---------       ---------
                Total adjustments                              20,669          16,531          82,692
                                                            ---------       ---------       ---------
                  Net  cash used in
                     operating activities                     (18,367)         (4,627)        (58,349)
                                                            ---------       ---------       ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
     Cash balances of company
        acquired                                                 --              --            54,725
     Loans from (repayments to)
        stockholder, net                                      (69,935)        (59,240)        176,537
                                                            ---------       ---------       ---------
                  Net cash provided
                     by (used in)
                     investing activities                     (69,935)        (59,240)        231,262
                                                            ---------       ---------       ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
     Proceeds from the issuance of
        common stock                                            --              --             1,000
                                                            ---------       ---------       ---------

INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                       (88,302)        (63,867)        173,913

CASH AND CASH EQUIVALENTS-
   BEGINNING                                                  262,215         472,863            --
                                                            ---------       ---------       ---------

CASH AND CASH EQUIVALENTS-
   ENDING                                                   $ 173,913       $ 408,996       $ 173,913
                                                            =========       =========       =========

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS THREE MONTHS ENDED
                            AUGUST 31, 1999 AND 1998

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Independent Music Group, Inc., and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three month period ended August 31, 1999 are not necessarily indicative of the results that may be expected for the year ending May 31, 2000. For further information, refer to the consolidated financial statements and footnotes for the year ended May 31, 1999.

ITEM 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND PLAN OF OPERATIONS

General

         Independent Music Group, Inc. (the "Company"), was formed under the laws of the state of Delaware in May 1986. The Company was originally incorporated under the name AVTR, Systems, Inc. The Company operates primarily through its wholly-owned subsidiaries Independent Music Network, Inc. ("IMN") Emerald City Records, Inc., and Independent Music Channel, Inc. ("IMC") and is a development stage company whose business activities to date primarily have consisted of the development of a business plan and research related to the broadcast and music industries. Through August 31, 1999, the Company has had little operational history. All risks inherent in new and inexperienced enterprises are inherent in the Company's business. Commencing in August 1999, the Company engaged in discussions in connection with a business combination which culminated on September 10, 1999 with the execution of a Letter of Intent with OlympuSAT Communications, Inc. a division of Ocean Communications, Inc. According to the terms of the Letter of Intent, the Company will grant OlympuSAT the exclusive license, right and commitment to distribute the Independent Music Network programming service to cable systems, television stations and Direct Broadcast Satellite platforms, via the OlympuSAT digital transponder service for a period of five years. The Letter of Intent is subject to the execution of a definitive agreement.

Results of Operations:
----------------------

Three months Ended August 31, 1999 Compared to Three Months Ended
August 31, 1998.


Revenues (Dividend Income):
---------------------------

         The Company's revenues consist of Dividend Income. The Dividend Income for the three months ended August 31, 1999 were $1,861 as compared to $5,052 the three months ended August 31,
1998, a decrease of $3,191.

General and Administrative Expenses:
------------------------------------

         General and administrative expenses for the three months ended August 31, 1999 were $35,548 compared to $15,280 for the three months ended August 31, 1998, an increase of $20,268. The increase in general and administrative expenses was due to an increase in business development costs including professional fees and consulting fees.

Interest to Stockholder:
------------------------

         Interest to Stockholder for the three months ended August 31, 1999 was $5,349 compared to $10,930 for the three months ended August 31, 1998, a decrease of $5,581.

Net Loss:
---------

         As a result of the foregoing, net loss for the three months ended August 31, 1999 was $39,036 as compared to net loss for the three months ended August 31, 1998 of $21,158, an increase of $17,878.

Liquidity and Capital Resources:
--------------------------------

         To facilitate its business plan, the Company will require additional funding. No definitive sources of funding have been identified. To date, the Company has been funded primarily from shareholder loans.

Cautionary Statement Regarding Forward-Looking Statements:
----------------------------------------------------------

         Certain statements contained in this Section and elsewhere in this Registration Statement regarding matters that are not historical facts are forward-looking statements. Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. All statements which address operating performance, events or developments that management expects or anticipates to incur in the future, including statements relating to sales and earnings growth or statements expressing general optimism about future operating results, are forward- looking statements. The forward-looking statements are based on management's current views and assumptions regarding future events and operating performance. Many factors could cause actual results to differ materially from estimates contained in management's forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, competitive pressures, inadequate capital, unexpected costs, lower revenues, net income and forecasts, the possibility of fluctuation and volatility of the Company's operating results and financial condition, inability to carry out marketing and sales plans and loss of key executives, among other things.

                           PART II. OTHER INFORMATION


ITEM 1.       Legal Proceedings

         None.

ITEM 6.       Exhibits and Reports on Form 8-K

         (a)               Exhibits required by Item 601 of Regulation S-B

              The following exhibits are filed as part of this report:

              Exhibits:

              (27.1)       Financial Data Schedule

         (b)               Reports on Form 8-K

              None.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized officers of the Registrant.


                                INDEPENDENT MUSIC GROUP, INC.



                                By:/s/ James Fallacaro
                                   -------------------------
                                James Fallacaro, President


                                By:/s/ Corinne Fallacaro
                                   -------------------------
                                Corinne Fallacaro, Secretary
                                and Treasurer

                                By:/s/ Anthony Escamilla
                                   -------------------------
                                Anthony Escamilla, Executive
                                Vice President



DATED: October 19, 1999
                                       10