Form 10QSB
period 1999-11-30
FALCON ENTERTAINMENT CORP
filed 2000-01-14
CIK 1089046

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
(Mark One)

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
 ---    EXCHANGE ACT OF 1934


For the quarterly period ended November 30, 1999

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
 ---

         For the transition period from   ___________   to _____________

                         Commission File Number: 0-26443
                                                 -------

                           Falcon Entertainment Corp.
        -----------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its Charter)

           DELAWARE                                    22-281-1783
-------------------------------          ------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

                71 Great Pasture Road, Redding, Connecticut 06896
                -------------------------------------------------
                    (Address of principal executive offices)


                                 (203) 938-0737
                           ---------------------------
                           (Issuer's telephone number)

                          Independent Music Group, Inc.
--------------------------------------------------------------------------------
              (Former Name, former address and former fiscal year,
                         if changed since last Report.)

         Check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. Yes  X   No
                  ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,701,475 shares of Common Stock as of December 6, 1999.


================================================================================

                           FALCON ENTERTAINMENT CORP.

                                   INDEX



PART I.     FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements (unaudited)

            Consolidated Balance Sheets - November 30, 1999 and May 31, 1999

            Consolidated Statements of Operations for the Three Months Ended November 30, 1999 and 1998, the Six Months Ended November 30, 1999 and 1998 and for the Period from Inception (November 6, 1997) to November 30, 1999.

            Consolidated Statements of Deficiency in Assets for the Period from Inception (November 6, 1997) to
            November 30, 1999

            Consolidated Statements of Cash Flows for the Six Months Ended November 30, 1999 and 1998 and for the Period from Inception (November 6, 1997) to November 30, 1999.

            Notes to Consolidated Financial Statements

Item 2.     Management's Discussion and Analysis and Plan of Operations


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings

Item 5.     Other Information

Item 6.     Exhibits and Reports on Form 8-K

                  INDEPENDENT MUSIC GROUP, INC. & SUBSIDIARIES

                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS


                                                     November 30,
                                                        1999             May 31,
                                                     (Unaudited)          1999
                                                     -----------          ----

ASSETS

CASH AND CASH EQUIVALENTS                             $  47,608       $ 262,215

OTHER ASSETS                                             27,880             900
                                                      ---------       ---------

         TOTAL ASSETS                                 $  75,488       $ 263,115
                                                      =========       =========



LIABILITIES AND DEFICIENCY IN ASSETS

CURRENT LIABILITIES
     Note payable - stockholder                       $ 119,036       $ 246,472
     Accrued expenses                                    76,460          62,923
     Distribution payable - stockholder                  50,000          50,000
                                                      ---------       ---------

         Total current liabilities                      245,496         359,395
                                                      ---------       ---------


DEFICIENCY IN ASSETS
     Common stock, $.00005 par value; authorized
        10,000,000 shares; issued and outstanding
        9,701,475 shares                                    485             482
     Additional paid-in capital                         167,740           5,243
     Deficit accumulated during the development
        Stage                                          (338,233)       (102,005)
                                                      ---------       ---------

         Total deficiency in assets                    (170,008)        (96,280)
                                                      ---------       ---------

         TOTAL LIABILITIES AND DEFICIENCY
             IN ASSETS                                $  75,488       $ 263,115
                                                      =========       =========

                  INDEPENDENT MUSIC GROUP, INC. & SUBSIDIARIES

                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                     Inception
                                       Three Months Ended           Six Months Ended              (November 6, 1997)
                                          November 30,                  November 30,             to November 30, 1999
                                  --------------------------      ------------------------      ---------------------
                                      1999           1998           1999           1998
                                     ------         ------          ----           ----




REVENUES:
     Dividend income              $     1,181    $     2,113    $     3,042    $     7,165          $    25,285
                                  -----------    -----------    -----------    -----------          -----------


EXPENSES:
     General and administrative       194,555          5,661        230,103         20,941              296,928
     Interest to stockholder            3,818          7,825          9,167         18,755               66,590
                                  -----------    -----------    -----------    -----------          -----------

         Total expenses               198,373         13,486        239,270         39,696              363,518
                                  -----------    -----------    -----------    -----------          -----------


NET LOSS                          $  (197,192)   $   (11,373)   $  (236,228)   $   (32,531)         $  (338,233)
                                  ===========    ===========    ===========    ===========          ===========


NET LOSS PER SHARE                $     (.020)$        (.001)   $     (.025)   $    (.003)          $     (.035)
                                  -----------    -----------    -----------    -----------          -----------



WEIGHTED AVERAGE
    NUMBER OF COMMON
    SHARES OUTSTANDING              9,658,142      9,636,475      9,647,308      9,636,475            9,639,075
                                  ===========    ===========    ===========    ===========          ===========

                  INDEPENDENT MUSIC GROUP, INC. & SUBSIDIARIES

                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF DEFICIENCY IN ASSETS

      FOR THE PERIOD FROM INCEPTION (NOVEMBER 6, 1997) TO NOVEMBER 30, 1999

                                                                                                        Deficit
                                                    Common stock, $.00005 par value;                  Accumulated
                                                      10,000,000 shares authorized     Additional     During the
                                                    --------------------------------    Paid-in       Development
         Transaction                         Date          Shares       Par Value       Capital          Stage           Total
         -----------                         ----          ------       ---------       -------          -----           -----
Sale of stock for cash
   ($.01 per share)                         11/6/97        100,000      $       5      $     995              --           1,000

Net loss from inception
   (November 6, 1997)
   to May 31, 1998                               --             --             --             --         (39,386)        (39,386)
                                                         ---------      ---------      ---------       ---------       ---------

Balance May 31, 1998                             --        100,000              5            995         (39,386)        (38,386)

Acquisition of assets of
   Independent Music Group, Inc.
   ($.006 per share)                        4/26/99      9,536,475            477         54,248              --          54,725

Special distribution to
   shareholder                              4/26/99             --             --        (50,000)             --
                                                                                                                         (50,000)

Net loss for the year ended
   May 31, 1999                                  --             --             --             --         (62,619)        (62,619)
                                                         ---------      ---------      ---------       ---------       ---------


Balance May 31, 1999                             --      9,636,475            482          5,243        (102,005)        (96,280)

Issuance of common stock for services      10/25/99         65,000              3        162,497              --         162,500

Net loss for the six months
   Ended November 30, 1999                       --             --             --             --        (236,228)       (236,228)
                                                         ---------      ---------      ---------       ---------       ---------

Balance November 30, 1999                        --      9,701,475      $     485      $ 167,740       $(338,233)      $(170,008)
                                                         =========      =========      =========       =========       =========

                  INDEPENDENT MUSIC GROUP, INC. & SUBSIDIARIES

                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Inception
                                                    Six Months Ended                (November 6, 1997)
                                                      November 30,                    to November 30,
                                                 ----------------------            -------------------
                                                 1999              1998                    1999
                                                 ----              ----                    ----

CASH FLOWS FROM
   OPERATING ACTIVITIES:
     Net loss                                  $(236,228)        $ (32,531)             $(338,233)
                                               ---------         ---------              ---------
     Adjustments to reconcile
       net loss to net cash used
       in operating activities:
         Issuance of common stock
             for services                        162,500                --                162,500
         Changes in operating
             assets and liabilities:
              Other assets                       (26,980)            5,600                (27,880)
              Accrued expenses                    13,537            18,758                 76,460
                                               ---------         ---------              ---------
                Total adjustments                149,057            24,358                211,080
                                               ---------         ---------              ---------
                  Net  cash used in
                     operating activities        (87,171)           (8,173)              (127,153)
                                               ---------         ---------              ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
     Cash balances of company
        acquired                                      --                --                 54,725
     Loans from (repayments to)
        stockholder, net                        (127,436)         (294,590)               119,036
                                               ---------         ---------              ---------
          Net cash provided
                     by (used in)
                     investing activities       (127,436)         (294,590)               173,761
                                               ---------         ---------              ---------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
     Proceeds from the issuance of
        common stock                                  --                --                  1,000
                                               ---------         ---------              ---------

INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                         (214,607)         (302,763)                47,608

CASH AND CASH EQUIVALENTS-
   BEGINNING                                     262,215           472,863                     --
                                               ---------         ---------              ---------

CASH AND CASH EQUIVALENTS-
   ENDING                                      $  47,608         $ 170,100              $  47,608
                                               =========         =========              =========


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        ENDED NOVEMBER 30, 1999 AND 1998

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Falcon Entertainment Corp. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three month period ended November 30, 1999 and the six month period ended November 30, 1999 are not necessarily indicative of the results that may be expected for the year ending May 31, 2000. For further information, refer to the consolidated financial statements and footnotes for the year ended May 31, 1999 found in the Company's 10-KSB.

ITEM 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND PLAN OF OPERATIONS

General

         The Company was formed under the laws of the State of Delaware in May 1986. The Company was originally incorporated under the name AVTR Systems, Inc. In April 1999, the Company acquired all the issued and outstanding capital stock of Independent Music Network, Inc.(TM), a Delaware corporation and in December 1999, changed its name to Falcon Entertainment Corp. Falcon Entertainment Corp.'s principal executive offices are located at 71 Great Pasture Road, Redding, CT 06896. Independent Music Network's offices are located at 200 West 85th Street, Suite 2B, New York, NY 10024. Falcon Entertainment Corp.'s common stock trades on the OTC Bulletin Board under the symbol "INDE".

         The Company operates primarily through its wholly-owned subsidiaries Independent Music Network, Inc. ("IMN"), Emerald City Records, Inc., Independent Music Channel, Inc. ("IMC") and Jump2web.com Corp. Furthermore, the Company is a development stage company whose business activities to date primarily have consisted of the development of a business plan and research related to the broadcast and music industries. Through November 30, 1999, the Company has had little operational history. All risks inherent in new and inexperienced enterprises are inherent in the Company's business.

         On December 6, 1999, the Company executed a Network Carriage Agreement with OlympuSAT, Inc., a division of Ocean Communications, Inc., a Florida corporation ("OlympuSAT") in which the Company granted OlympuSAT the exclusive license, right and commitment to distribute the Independent Music Network programming service to cable systems, television stations and Direct Broadcast Satellite platforms, via the OlympuSAT digital transponder service for a period of five (5) years (the "Broadcast Agreement"). The Broadcast Agreement provides for carriage on OlympuSAT's transponder as well as master control (tape playback) services. OlympuSAT has been granted the exclusive license to distribute IMC(TM)'s programming to cable systems, television stations and DBS platforms during the term of the Broadcast Agreement.

         On January 10, 2000, the Company paid to OlympuSAT a non-refundable advance payment in the amount of One Hundred Ten Thousand Dollars, equal to two
(2) months of the agreed upon monthly transport fees and monthly playback fees. The advance payment will be applied to the first month's monthly transport fees and monthly playback fees due under the Broadcast Agreement, if the analog launch date of the Company's network signal occurs by May 30, 2000. The remainder of the payment will be applied to all amounts due under the Broadcast Agreement upon its expiration or termination.

Results of Operations:

         Three Months Ended November 30, 1999 Compared to Three Months Ended November 30, 1998 and Six Months Ended November 30, 1999 Compared to Six Months Ended November 30, 1998.

Revenues (Dividend Income):

         The Company's revenues consist of Dividend Income. The Dividend Income for the three months ended November 30, 1999 was $1,181 as compared to $2,113 for the three months ended November 30, 1998, representing a decrease of $932. The Dividend Income for the six months ended November 30, 1999 was $3,042 as compared to $7,165 for the six months ended November 30, 1998, representing a decrease of $4,123.

General and Administrative Expenses:

         General and administrative expenses for the three months ended November 30, 1999 were $194,555 compared to $5,661 for the three months ended November 30, 1998, representing an increase of $188,894. The increase in general and administrative expenses was due to an increase in business development costs including professional fees and consulting fees. Of the $194,555 in expenses, $162,500 resulted from the issuances of stock in consideration for services rendered. General and administrative expenses for the six months ended November 30, 1999 were $230,103 compared to $20,941 for the six months ended November 30, 1998, representing an increase of $209,162.

Interest to Stockholder:

         Interest to Stockholder for the three months ended November 30, 1999 was $3,818 compared to $7,825 for the three months ended November 30, 1998, representing a decrease of $4,007. The decrease in Interest to Stockholder was due to a decrease in shareholder loans. Interest to Stockholder for the six months ended November 30, 1999 was $9,167 compared to $18,755 for the six months ended November 30, 1998, representing a decrease of $9,588.

Net Loss:

         As a result of the foregoing, net loss for the three months ended November 30, 1999 was $197,192 as compared to net loss $11,373 for the three months ended November 30, 1998, representing an increase of $185,819. Net loss for the six months ended November 30, 1999 was $236,288 as compared to net loss $32,531 for the six months ended November 30, 1998, representing an increase of $203,757.

Liquidity and Capital Resources:

         To fund working capital requirements, the Company has utilized cash reserves based upon shareholder loans. However, to facilitate its business plan, the Company requires additional funding. Therefore, the Company is currently seeking equity financing from private investors through placements of its Common Stock.

         On November 22, 1999, the Company executed a Letter of Intent with an investment banking firm to place, on a "best efforts" basis, a maximum of 2,000,000 Shares of Common Stock at $2.50 per share.

Cautionary Statement Regarding Forward-Looking Statements:

         Certain statements contained in this Section and elsewhere in these Consolidated Financial Statements regarding matters that are not historical facts are forward-looking statements. Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. All statements which address operating performance, events or developments that management expects or anticipates to incur in the future, including statements relating to sales and earnings growth or statements expressing general optimism about future operating results, are forward-looking statements. The forward-looking statements are based on management's current views and assumptions regarding future events and operating performance. Many factors could cause actual results to differ materially from estimates contained in management's forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, competitive pressures, inadequate capital, unexpected costs, lower revenues, net income and forecasts, the possibility of fluctuation and volatility of the Company's operating results and financial condition, inability to carry out marketing and sales plans and loss of key executives, amount other things.

                           PART II. OTHER INFORMATION.


ITEM 1.  Legal Proceedings.

         None.

ITEM 5.  Other Information.

         On December 9, 1999, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the State of

Delaware changing its name from Independent Music Group, Inc. to Falcon Entertainment Corp. and increasing the Company's aggregate number of authorized shares to 20,000,000 shares of Common Stock.


ITEM 6.   Exhibits and Reports on Form 8-K.

         (a)  Exhibits required by Item 601 of Regulation S-B

              The following exhibits are filed as part of this report:

              Exhibits:

              (3(i)) Certificate of Amendment dated December 9, 1999 to the Certificate of Incorporation of Falcon Entertainment Corp.

              (10) Network Carriage Agreement dated December 6, 1999 between Falcon Entertainment Corp. and OlympuSAT, Inc.

              (27.1)  Financial Data Schedule

         (b)  Reports on Form 8-K

              None.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized officers of the Registrant.


                                              Falcon Entertainment Corp., a
                                              Delaware corporation



                                              By: /s/ James Fallacaro
                                                  -----------------------
                                                  James Fallacaro, President


                                              By: /s/ Corinne Fallacaro
                                                  -------------------------
                                                  Corinne Fallacaro, Secretary





DATED: January 14, 2000