Form 10QSB
period 2000-02-29
FALCON ENTERTAINMENT CORP
filed 2000-04-13
CIK 1089046

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
(Mark One)

[ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ---     ACT OF 1934


         For the quarterly period ended February 29, 2000
                                        -----------------

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
 ---

         For the transition period from _____________ to _____________

                         Commission File Number: 0-26443
                                                 -------

                           Falcon Entertainment Corp.
               ---------------------------------------------------
        (Exact name of Small Business Issuer as specified in its Charter)

             DELAWARE                                   22-281-1783
-------------------------------           -----------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

                71 Great Pasture Road, Redding, Connecticut 06896
            ---------------------------------------------------------
                    (Address of principal executive offices)

                                 (203) 938-0737
                             ----------------------
                           (Issuer's telephone number)

                          Independent Music Group, Inc.
                          -----------------------------
         (Former Name, former address and former fiscal year, if changed since last Report.)

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 13,476,475 Common Stock as of March 31, 2000.




                           FALCON ENTERTAINMENT CORP.

                                      INDEX


PART I.           FINANCIAL INFORMATION
                  ---------------------

Item 1.           Financial Statements (unaudited)

                  Consolidated Balance Sheets as of February 29, 2000 and May 31, 1999

                  Consolidated Statements of Operations for the Three Months
                  Ended February 29, 2000 and February 28,1999, the Nine Months
                  Ended February 29, 2000 and February 28,1999 and for the
                  Period from Inception (November 6, 1997) to February 29, 2000.

                  Consolidated Statements of Deficiency in Assets for the Period from Inception (November 6, 1997) to February 29, 2000.

                  Consolidated Statements of Cash Flows for the Nine Months
                  Ended February 29, 2000 and 1999 and for the Period from
                  Inception (November 6, 1997) to February 29, 2000.

                  Notes to Consolidated Financial Statements

Item 2.           Management's Discussion and Analysis and Plan of Operations

PART II.          OTHER INFORMATION
                  -----------------

Item 1.           Legal Proceedings

Item 5.           Other Information

Item 6.           Exhibits and Reports on Form 8-K

PART I.           FINANCIAL INFORMATION
                  ---------------------

Item 1.           Financial Statements (unaudited)

Basis of Presentation
---------------------

         The accompanying unaudited consolidated financial statements of Falcon Entertainment Corp. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three month period ended February 29, 2000 and the nine month period ended February 29, 2000 are not necessarily indicative of the results that may be expected for the year ending May 31, 2000. For further information, refer to the consolidated financial statements and footnotes for the year ended May 31, 1999 found in the Company's Form 10-KSB.

PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS (UNAUDITED)



                    FALCON ENTERTAINMENT CORP. & SUBSIDIARIES
                    -----------------------------------------

                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                                                  February 29,
                                                                                     2000                              May 31,
                                                                                  (Unaudited)                           1999
                                                                                  -----------                           ----
ASSETS

CURRENT ASSETS

     Cash and cash equivalents                                                     $ 5,631,970                      $   262,215
     Prepaid expenses                                                                1,443,625                             --
                                                                                   -----------                      -----------

         Total current assets                                                        7,075,595                          262,215

PROPERTY AND EQUIPMENT                                                                  47,124                             --

OTHER ASSETS                                                                           364,669                              900
                                                                                   -----------                      -----------

         TOTAL ASSETS                                                              $ 7,487,388                      $   263,115
                                                                                   ===========                      ===========



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Note payable - stockholder                                                    $    65,376                      $   246,472
     Accrued expenses                                                                  415,989                           62,923
     Distribution payable - stockholder                                                 50,000                           50,000
                                                                                   -----------                      -----------

         Total current liabilities                                                     531,365                          359,395
                                                                                   -----------                      -----------

STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock, $.00005 par value; authorized
        20,000,000 shares; issued and outstanding
        13,476,475 and 9,636,475 shares                                                    674                              482
     Additional paid-in capital                                                      8,437,551                            5,243
     Subscription receivable                                                          (932,515)                            --
     Deficit accumulated during the development
        Stage                                                                         (549,687)                        (102,005)
                                                                                   -----------                      -----------

         Total stockholders' equity (deficit)                                        6,956,023                          (96,280)
                                                                                   -----------                      -----------

         TOTAL LIABILITIES AND
             STOCKHOLDERS' EQUITY (DEFICIT)                                        $ 7,487,388                      $   263,115
                                                                                   ===========                      ===========

                    FALCON ENTERTAINMENT CORP. & SUBSIDIARIES
                    -----------------------------------------

                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------




                                                                                                                       Inception
                                                  Three Months Ended                 Nine Months Ended            (November 6, 1997)
                                                     February 29,                      February 29,             to February 29, 2000
                                                     ------------                      ------------             --------------------
                                                2000             1999               2000            1999
                                                ----             ----               ----            ----


REVENUES:
     Dividend income                       $    16,403       $     1,801       $    19,445       $     8,966           $    41,688
                                           -----------       -----------       -----------       -----------           -----------


EXPENSES:
     General and administrative                223,787             7,709           453,890            28,650               520,715
     Interest to stockholder                     4,070             4,868            13,237            23,623                70,660
                                           -----------       -----------       -----------       -----------           -----------

         Total expenses                        227,857            12,577           467,127            52,273               591,375
                                           -----------       -----------       -----------       -----------           -----------


NET LOSS                                   $  (211,454)      $   (10,776)      $  (447,682)      $   (43,307)          $  (549,687)
                                           ===========       ===========       ===========       ===========           ===========


NET LOSS PER SHARE                         $     (.022)      $     (.001)      $     (.046)      $     (.004)          $     (.057)
                                           ===========       ===========       ===========       ===========           ===========


WEIGHTED AVERAGE
    NUMBER OF COMMON
    SHARES OUTSTANDING                       9,735,850         9,636,475         9,732,031         9,636,475             9,667,189
                                           ===========       ===========       ===========       ===========           ===========


                    FALCON ENTERTAINMENT CORP. & SUBSIDIARIES
                    -----------------------------------------

                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
            ---------------------------------------------------------

      FOR THE PERIOD FROM INCEPTION (NOVEMBER 6, 1997) TO FEBRUARY 29, 2000
      ---------------------------------------------------------------------

                                                                                                         Deficit
                                            Common stock, $.00005 par value;                           Accumulated
                                               20,000,000 shares authorized  Additional                 During the
                                               ----------------------------   Paid-in   Subscription   Development
     Transaction                    Date         Shares    Par Value          Capital    Receivable       Stage       Total
     -----------                    ----         ------    ---------          -------    ----------       -----       -----
Sale of stock for cash
   ($.01 per share)                11/6/97       100,000       $    5        $    995      $  --        $  --       $   1,000

Net loss from inception
   (November 6, 1997)
   to May 31, 1998                    --            --           --               --           --        (39,386)      (39,386)

                                               ---------    ---------        ---------        -----    ---------     ---------
Balance May 31, 1998                  --         100,000            5              995         --        (39,386)      (38,386)

Acquisition of assets of
   Independent Music Group, Inc.
   ($.006 per share)               4/26/99     9,536,475          477           54,248         --           --          54,725

Special distribution to
   shareholder                     4/26/99          --           --            (50,000)        --           --         (50,000)

Net loss for the year ended
   May 31, 1999                       --            --           --               --           --        (62,619)      (62,619)
                                               ---------    ---------        ---------        -----    ---------     ---------
Balance May 31, 1999                  --       9,636,475          482            5,243         --       (102,005)      (96,280)
                                               ---------    ---------        ---------        -----    ---------     ---------

                    FALCON ENTERTAINMENT CORP. & SUBSIDIARIES
                    -----------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
            ---------------------------------------------------------
                                   (Continued)
                                   -----------
      FOR THE PERIOD FROM INCEPTION (NOVEMBER 6, 1997) TO FEBRUARY 29, 2000
      ---------------------------------------------------------------------

                                                                                                            Deficit
                                             Common stock, $.00005 par value;                             Accumulated
                                               20,000,000 shares authorized  Additional                    During the
                                               ----------------------------   Paid-in      Subscription   Development
     Transaction                      Date          Shares     Par Value      Capital       Receivable       Stage         Total
     -----------                      ----          ------     ---------      -------       ----------       -----         -----
Balance, May 31, 1999                    --        9,636,475   $   482       $     5,243     $     --      $ (102,005)  $   (96,280)

Issuance of common stock
   for services                      10/25/99         65,000         3           162,497           --            --         162,500

Issuance of common stock
   for services related to
   private offering                  12/1/99          25,000         1            62,499           --            --          62,500

Private offering issue costs         12/1/99            --        --             (62,500)          --            --         (62,500)

Issuance of common stock
   for future services               1/15/00         350,000        18           874,982           --            --         875,000

Issuance of common stock in
   connection with private offering  2/29/00       3,400,000       170         8,499,830       (932,515)         --       7,567,485

Private offering issue costs         2/29/00            --        --          (1,105,000)          --            --      (1,105,000)

Issuance of warrants in connection
   with private offering             2/29/00            --        --           2,678,685           --            --       2,678,685

Private offering issue costs         2/29/00            --        --          (2,678,685)          --            --      (2,678,685)

Net loss for the nine months
   ended February 29, 2000               --             --        --                --             --        (447,682)     (447,682)
                                                 -----------   -------       -----------     ----------    ----------   -----------

Balance, February 29, 2000               --       13,476,475   $   674       $ 8,437,551     $ (932,515)   $ (549,687)  $ 6,956,023
                                                 ===========   =======       ===========     ==========    ==========   ===========


                                     FALCON ENTERTAINMENT CORP. & SUBSIDIARIES
                                     -----------------------------------------

                                           (A DEVELOPMENT STAGE COMPANY)
                                           -----------------------------

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       -------------------------------------


                                                                                  Nine Months Ended                   Inception
                                                                                    February 29,                  (November 6, 1997)
                                                                               ------------------------             to February 29,
                                                                              2000                1999                   2000
                                                                             ------              ------            ---------------

CASH FLOWS FROM
   OPERATING ACTIVITIES:
     Net loss                                                             $  (447,682)         $   (43,307)           $  (549,687)
                                                                          -----------          -----------            -----------
     Adjustments to reconcile
     net loss to net cash used
     in operating activities:
         Realization of prepaid
            compensation                                                      109,375                 --                  109,375
         Issuance of common stock
            for services                                                      162,500                 --                  162,500
         Changes in operating
          assets and liabilities:
              Prepaid expenses                                               (678,000)                --                 (678,000)
              Other assets                                                       --                  5,600                   (900)
              Accrued expenses                                                 28,066               23,626                 90,989
                                                                          -----------          -----------            -----------
                Total adjustments                                            (378,059)              29,226               (316,036)
                                                                          -----------          -----------            -----------
                  Net cash used in
                     operating activities                                    (825,741)             (14,081)              (865,723)
                                                                          -----------          -----------            -----------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
     Cash balances of company acquired                                           --                   --                   54,725
     Acquisition of property and equipment                                    (47,124)                --                  (47,124)
     Acquisition of intangible asset                                         (363,769)                --                 (363,769)
     Loans from (repayments to)
       stockholder, net                                                      (181,096)            (295,791)                65,376
                                                                          -----------          -----------            -----------
       Net cash used in
           investing activities                                              (591,989)            (295,791)              (290,792)
                                                                          -----------          -----------            -----------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
     Proceeds from the issuance
       of common stock                                                           --                   --                    1,000
     Proceeds from issuance of
        of common stock in private
        offering, net of issue costs
        and subscription receivable                                         6,787,485                 --                6,787,485
                                                                          -----------          -----------            -----------
         Net cash provided by
              financing activities                                          6,787,485                 --                6,788,485
                                                                          -----------          -----------            -----------

INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                                     5,369,755             (309,872)             5,631,970

CASH AND CASH EQUIVALENTS-
   BEGINNING                                                                  262,215              472,863                   --
                                                                          -----------          -----------            -----------

CASH AND CASH EQUIVALENTS-
   ENDING                                                                 $ 5,631,970          $   162,991            $ 5,631,970
                                                                          ===========          ===========            ===========

SUPPLEMENTAL DISCLOSURE
   OF NON-CASH OPERATING
   AND FINANCING ACTIVITIES:
     Issuance of common stock for future services                                                                     $   875,000
                                                                                                                      ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations

General
-------

         The Company was formed under the laws of the State of Delaware in May 1986. The Company was originally incorporated under the name AVTR Systems, Inc. In April 1999, the Company acquired all the issued and outstanding capital stock of Independent Music Network, Inc., a Delaware corporation and changed its name to Falcon Entertainment Corp. in December 1999. Falcon Entertainment Corp.'s principal executive offices are located at 71 Great Pasture Road, Redding, CT 06896. Independent Music Network Inc.'s offices are located at 200 West 85th Street, Suite 2B, New York, NY 10024. Falcon Entertainment Corp.'s common stock trades on the OTC Bulletin Board under the symbol "INDE".

         The Company operates primarily through its wholly-owned subsidiaries Independent Music Network, Inc. ("IMN"), Invision Records, Inc., Independent Music Channel, Inc. ("IMC") and Jump2web.com Corp. Furthermore, the Company is a development stage company whose business activities to date have primarily consisted of the development of a business plan and research related to the broadcast, music and internet industries. Through February 29, 2000, the Company has had little operational history. All risks inherent in new and inexperienced enterprises are inherent in the Company's business.

         On December 6, 1999, the Company executed a Network Carriage Agreement with OlympuSAT, Inc., a division of Ocean Communications, Inc., a Florida corporation ("OlympuSAT"). The Company granted OlympuSAT the exclusive license, right and commitment to distribute the Independent Music Network programming service to cable systems, television stations and Direct Broadcast Satellite platforms ("DBS"), via the OlympuSAT digital transponder service for a period of five years (the "Broadcast Agreement"). The Broadcast Agreement provides for carriage on OlympuSAT's transponder as well as master control (tape playback) services. OlympuSAT has also been granted the exclusive license to distribute IMC's programming to cable systems, television stations and DBS platforms during the term of the Broadcast Agreement.

         On January 10, 2000, the Company paid to OlympuSAT a non-refundable advance payment in the amount of $110,000, equal to two months of each of the agreed to monthly transport fees and monthly playback fees. The advance payment will be applied to the first month's transport and playback fees due under the Broadcast Agreement. The scheduled digital launch date of the Company's network signal should occur by May 30, 2000, unless otherwise agreed to by the parties. The remainder of the payment will be applied to all amounts due under the Broadcast Agreement upon its expiration or termination.

         Through February 29, 2000, the Company raised proceeds of $8,499,830 from the offering of its common stock pursuant to an exemption from federal securities laws under Rule 506 of Regulation D as promulgated by the Securities Act of 1933.

         Three Months Ended February 29, 2000 Compared to Three Months Ended February 28, 1999 and Nine Months Ended February 29, 2000 Compared to Nine Months Ended February 28, 1999.

Results of Operations
---------------------

Revenues (Dividend Income)
--------------------------

         The Company's revenues consist of dividend income. The dividend income for the three months ended February 29, 2000 was $16,403 as compared to $1,801 for the three months ended February 28, 1999, representing an increase of $14,602. The dividend income for the nine months ended February 29, 1999 was $19,445 as compared to $8,966 for the nine months ended February 29, 1999, representing an increase of $10,479.

General and Administrative Expenses

         General and administrative expenses for the three months ended February 29, 2000 were $223,787 as compared to $7,709 for the three months ended February 28, 1999, representing an increase of $216,078. General and administrative expenses for the nine months ended February 29, 2000 were $453,890 as compared to $28,650 for the nine months ended February 28, 1999, representing an increase of $425,240. The increase in general and administrative expenses was due to an increase in business development costs including professional fees and consulting fees.

Interest to Stockholder
-----------------------

         Interest to stockholder for the three months ended February 29, 2000 was $4,070 as compared to $4,868 for the three months ended February 28, 1999, representing a decrease of $798. Interest to stockholder for the nine months ended February 29, 2000 was $13,237 as compared to $23,623 for the nine months ended February 28, 1999, representing a decrease of $10,386. The decrease in interest to stockholder was due to a reduction in notes payable to shareholders.

Net Loss
--------

         As a result of the above, net loss for the three months ended February 29, 2000 was $211,454 as compared to the net loss of $10,776 for the three months ended February 28, 1999, representing an increase of $200,678. Net loss for the nine months ended February 29, 2000 was $447,682 as compared to a net loss of $43,307 for the nine months ended February 28, 1999, representing an increase of $404,375.

Liquidity and Capital Resources
-------------------------------

         To fund working capital requirements through February 29, 2000, the Company utilized cash reserves based upon shareholder loans and equity funding. To facilitate its business plan, the Company, through February 29, 2000, raised $8,499,830 from the private sale of 3,400,000 shares of common stock. Offering costs in connection with the private placement, consisting principally of commissions, were $1,105,000.

Other Items
-----------

         Prepaid expenses as of February 29, 2000 were $1,443,625 as compared to $0 as of May 31, 1999. This increase is primarily due to a prepayment in Common Stock valued at $795,000 for services to be rendered to the Company. The remainder of the increase is primarily due to $495,000 in prepaid advertising expenditures.


         Note payable to shareholders (exclusive of accrued interest) as of February 29, 2000 was $65,376, a decrease of $181,366 from $246,472 as of May 31, 1999. This decrease was due to the repayment of debt owed to James Fallacaro, President of the Company.

         Accrued expenses as of February 29, 2000 were $415,989, as compared to $62,923 as of May 31, 1999. The increase is principally due to $325,000 of accrued fees owed to the Company's placement agent for fees associated with the Company's recent private placement and $70,660 of accrued interest payable to Mr. Fallacaro with respect to the note payable (see above).

Cautionary Statement Regarding Forward-Looking Statements:
---------------------------------------------------------

         Certain statements contained in this Section and elsewhere in this report regarding matters that are not historical facts are forward-looking statements. Because such forward- looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. All statements which address operating performance, events or developments that management expects or anticipates to incur in the future, including statements relating to sales and earnings growth or statements expressing general optimism about future operating results, are forward-looking statements. The forward-looking statements are based on management's current views and assumptions regarding future events and operating performance. Many factors could cause actual results to differ materially from estimates contained in management's forward-looking statements. The differences may be caused by a variety of factors, including, but not limited to, adverse economic conditions, competitive pressures, inadequate capital, unexpected costs, lower revenues, net income and forecasts, the possibility of fluctuation and volatility of the Company's operating results and financial condition, inability to carry out marketing and sales plans and loss of key executives, among other things.

PART II.          OTHER INFORMATION
                  -----------------

Item 1.           Legal Proceedings

         None.

Item 5.           Other Information

         In a private placement of its common stock pursuant to Rule 506 of Regulation D as promulgated under the Securities Act of 1933, the Company has raised net proceeds of $8,499,830 from the sale of 3,400,000 shares of its common stock.

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits required by Item 601 of Regulation S-B

                  The following exhibits are filed as part of this report:

                  Exhibits:

                  (27.1)   Financial Data Schedule

         (b)      Reports on Form 8-K

                  None.

                                    SIGNATURE
                                    ---------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized officers of the Registrant.


                                         Falcon Entertainment Corp.,
                                         a  Delaware corporation



                                         By:  /s/ James Fallacaro
                                         ------------------------
                                              James Fallacaro, Chairman and
                                              President


                                         By:  /s/ Corinne Fallacaro
                                         --------------------------
                                              Corinne Fallacaro, Secretary,
                                              Treasurer and Director


                                         By:  /s/ Anthony Escamilla
                                         --------------------------
                                              Anthony Escamilla, Executive Vice
                                              President and Director




DATED: April 13, 2000