Form 10KSB
period 2000-05-31
FALCON ENTERTAINMENT CORP
filed 2000-09-13
CIK 1089046

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended MAY 31, 2000
                      ----------------------------------------------------------

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                              -----------------   ------------------------------
Commission file number
                      ----------------------------------------------------------

                           FALCON ENTERTAINMENT CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                           22-281-1783
-------------------------------------------------       --------------------------------
       State or other jurisdiction of                             (I.R.S. Employer
       incorporation or organization                             Identification No.)



675 THIRD AVENUE, 12TH FLOOR
NEW YORK, NEW YORK                                                                                                    10017
----------------------------------------------------------------------------------------------------------- -----------------------
(Address of principal executive offices)                                                                           (Zip Code)

Registrant's telephone number,
including area code      (212) 557-5557
                          -----------------------------------------------------

           Securities registered pursuant to Section 12(b) of the Act:


                        Title of each class                                      Name of each exchange on which registered
--------------------------------------------------------------------- -------------------------------------------------------------
                                None                                                               None

           Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, par value $0.00005 per share
-------------------------------------------------------------------------------
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
            |X| Yes    |_| No

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. | |

         Issuer's revenues for the fiscal year ended May 31, 2000 were $76,549.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer, based upon the closing price of such common equity on August 31, 2000, as reported on the OTC Bulletin Board, was approximately $28,287,000 (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the issuer's common stock).

         As of September 13, 2000, the Registrant had 13,375,724 shares of common stock outstanding.

                                                      PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

         CERTAIN STATEMENTS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-KSB, INCLUDING, WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "BELIEVES", "ANTICIPATES", "ESTIMATES", "EXPECTS", AND WORDS OF SIMILAR IMPORT, CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. READERS ARE REFERRED TO THE "RISK FACTORS" SECTION CONTAINED HEREIN, WHICH IDENTIFIES IMPORTANT RISK FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTAINED IN THE FORWARD LOOKING STATEMENTS.

OVERVIEW

         Falcon Entertainment Corp. (collectively with its subsidiaries, "Falcon" or the "Company") is a diversified entertainment company that broadcasts music videos of amateur and professional artists over cable and direct satellite television on its television channel, IMNTV, and that webcasts those videos over the Internet through its web site, www.IMNTV.com. It also operates a record label, InVision Records, and intends to commence operations of a second record label, Ecity Records. Through these labels, the Company intends to produce and mass market the music of artists and bands, including certain of those who submit videos for broadcast over IMNTV. It further intends to develop its web site into a web portal to promote the Company's products and services, promote the musicians signed to its record labels, provide music news and related informational services and provide links to related web sites.

         To date, the Company has not generated revenues from the operation of its current business model. For the fiscal years ended May 31, 2000 and 1999, the Company incurred losses of $5,866,842 and $62,619, respectively. In March 2000, the Company completed a private offering of its common stock, raising approximately $7,395,000 after deductions for commissions, fees and offering expenses.

         The Company was incorporated in March 1986 under the laws of the State of Delaware under the name AVTR Systems, Inc. In April 1999 the Company changed its name to Independent Music Group, Inc., and in December 1999 it changed its name to Falcon Entertainment Corp. In April 1999, the Company acquired all of the issued and outstanding capital stock of Independent Music Network, Inc., a Delaware corporation, from the Company's President, Chief Executive Officer and Chairman.

INDUSTRY BACKGROUND

         The Company believes that the broadcast television market for music videos and music programming has grown significantly since the introduction of MTV in 1981. Music enthusiasts are now able to view musical genres ranging from country to rock to rap to salsa on cable television, with major channels generating significant revenues from growing cable subscriptions and increasing advertiser support. The Company's research indicates that the amateur music industry has experienced a corresponding significant growth phase. According to the Gallup Organization of Princeton, New Jersey ("Gallup"), in 1999 approximately 53% of all U.S. households owned at least one musical instrument, 50% of all U.S. households had one member who played an instrument and 40% of U.S. households had two or more members who played an instrument. According to Gallup, in the U.S. alone, nearly $6.8 billion was spent on musical instruments and accessories in 1999, representing an increase of approximately 27% from 1994.

         According to a 1999 study by the Recording Industry Association of America ("RIAA"), the demographic profile of consumers of recorded music has aged along with the population. Consumers age 29 and under accounted for 44.2% of music purchases in 1999 as compared to 57.0% in 1990. Similarly, consumers over the age of 45 comprised 24.7% of the market in 1999 compared with 11.1% in 1990. Based on RIAA data, there have been significant gains in popular music listenership among the 35 and over category, tracking the aging of the "baby boomer" generation. While spending by young Americans remains predictably strong, the baby boomers (particularly those in the age 40-44 category) have shown the most notable increase, jumping from a 7.8% market share in 1990 to 9.3% in 1999. These shifting demographic patterns strengthen the Company's belief that its concept will appeal to a wide domestic audience.

         The Company believes that no medium currently exists which gives amateur musicians the opportunity to present themselves on national television. Channels such as MTV and VH1 primarily program well-known artists who are listed on the Billboard 100 or similar charts. The Company also believes that many major and independent record labels and talent agencies are seeking a cost-effective method to discover and showcase new talent on a non-preferential basis.

IMNTV

         The Company began broadcasting music videos of independent artists over its television channel, Independent Music Network, or IMNTV, on June 1, 2000. Through an agreement with Yahoo! Inc., IMNTV's programming is simulcast over the Internet. Independent Music Network's programming currently consists of a variety of music video content packaged into 1/2-hour segments, each including approximately seven music videos. Independent Music Network's programming is presently being broadcast in the Miami, Florida; Orlando, Florida; Norfolk, Virginia; Los Angeles, California and San Diego, California television markets and other limited national television markets to a subscriber base of approximately 2,325,000 households. The Company intends to:

         o continually increase the length and quality of IMNTV's programming;

         o expand the size and number of broadcast markets in which its programming is available;

         o        begin selling advertising time during its broadcasts; and

         o build a music and entertainment based web portal that supports its television broadcasting activities.

         Based on Gallup and RIAA statistics, the Company believes that a large number of amateur musicians will attempt to air their music videos on IMNTV and that the wide population of amateur musicians constitutes a ready-made audience for this programming. The Company expects to derive revenues by selling advertising time during its broadcasts.

         IMNTV currently airs music videos submitted by independent artists and bands, as well as videos provided by major and independent record labels. After videos are screened for acceptable broadcast content and are professionally packaged and edited, they are broadcast on IMNTV and are simultaneously webcast on IMNTV.com and Yahoo! Broadcast.

     PROMOTIONAL ACTIVITIES

         On April 15, 2000, the Company launched an international print and broadcast advertising campaign to promote IMNTV and to provide amateur musicians with information on how to register and submit their music videos. The advertising campaign included approximately 1,200 television spots and print advertisements in over 75 publications. The international advertising campaign targeted men and women primarily aged 16 to 36, and included a series of 15-, 30-, 45- and 60-second spots, plus print, outdoor and Internet advertisements. The television commercials aired on VH1, MTV, E!, The Sci-Fi Channel, NBC, CBS and TBS and in the United States, Mexico and Central and South America. The print advertisements appeared in publications such as Billboard, CMJ Monthly, Guitar Player, Electronic Musician and Spin. The television campaign aired from April to June of 2000 and the print advertising campaign was distributed from April to August of 2000.

     WEB SITE

         The Company's advertising campaign created substantial activity on Independent Music Network's web site, located at www.IMNTV.com. Through the IMNTV.com web site, artists are able to obtain information as to the IMNTV video submission process. Each artist or band that submits an acceptable video is also listed on the IMNTV.com web site, through which simultaneous and archived streaming audio clips of its performances may be heard and other related information is displayed.

         IMNTV's programming content is broadcast on the Internet pursuant to a broadcast services agreement with Yahoo!, Inc., which gives consumers access to a range of independent music video programming on both

IMNTV.com and on Yahoo! Broadcast, streamed 24 hours a day, seven days a week simultaneously with Independent Music Network's television programming. IMNTV's programming can be viewed on Yahoo! at http://www.broadcast.com/television/imntv.

     WEB PORTAL

         As public awareness of the IMNTV brand name grows, the Company intends to develop IMNTV.com into a web portal that will initially focus on entertainment and information and thereafter expand into a variety of other content and services.

         The Company expects that, in addition to the features currently available on the IMNTV.com web site, this web portal will be used for a number of functional and promotional purposes, including:

         o        contest polling;

         o        CD sales and audio samples;

         o        music magazines;

         o        VJ biographies and stories;

         o        IMNTV's interactive jukebox;

         o        sales of IMNTV merchandise;

         o        music industry news;

         o        CD release information and reviews;

         o        independent band information and performance schedules; and

         o        chat rooms.

     TELEVISION BROADCAST

         After music videos submitted to the Company are screened, the videos are edited into packaged programming content. IMNTV's programming currently consists of approximately 15 music videos per hour interspersed with Company-sponsored advertising. The Company is initially focusing its broadcast time to reach the amateur band market, where the 10:00 p.m. to 6:00 a.m. time slot offers a combination of what the Company believes to be prime demographic viewership and reduced cost.

         IMNTV's programming is transmitted by OlympuSAT, Inc., a subsidiary of Ocean Communications, Inc. Pursuant to the network carriage agreement between the Company and OlympuSAT, OlympuSAT distributes IMNTV's programming to a number of markets throughout the U.S. in exchange for monthly fees paid by the Company. IMNTV's programming is currently being broadcast to more than
2.3 million distinct households and 5.7 million individuals, via cable systems and direct satellite platforms. IMNTV currently broadcasts a digital signal 24 hours per day, seven days a week. Independent Music Network also receives carriage on OlympuSAT's transponder as well as master control (tape playback) services.

         The following table summarizes IMNTV's broadcast footprint as of August 31, 2000:

MARKET                                          CHANNEL                            SYSTEM

Miami                                                 26                                                  WWTU
Orlando                                               26                                                  WNTO
Norfolk                                               25                              Cox of Norfolk, Virginia
Los Angeles - Orange County                           16                            Time Warner of Los Angeles
Los Angeles - South Bay                                3                            Time Warner of Los Angeles
San Diego                                             78                              Time Warner of San Diego
Motorola's 4DTV Direct Satellite                 Various                                     National Coverage

         As part of its programming strategy, each month Independent Music Network's advisory board chooses the top artists or bands broadcast on IMNTV during that period. The selected artists will each be featured with a 1/2-hour exclusive television showcase of their videos at no additional cost to them. The top band of the month then may, at its option, be signed to a recording contract with one of the Company's record labels, InVision Records or Ecity Records.

     ADVISORY BOARD

         Independent Music Network has an advisory board which is comprised of 19 individuals with significant music industry experience. Each month, the advisory board selects the top independent artists on IMNTV. In addition, the advisory board members are available upon request to consult with Company management in their particular areas of expertise. Independent Music Network's Advisory Board is comprised of the following individuals:

         STEVE LUKATHER is a musician, songwriter and producer, and a founding member of the group Toto, which over the past 23 years has sold over 30 million records. Steve has been nominated for 14 Grammy Awards and has won 7, including awards for Album of the Year, Record of the Year and Producer of the Year. Mr. Lukather is a renowned guitarist, and has performed on nearly 1,000 recordings for artists including Paul McCartney, Miles Davis, Bruce Springsteen, Eric Clapton, Michael Jackson, George Harrison and Edgar Winter. Mr. Lukather has also released three solo albums.

         BILL CHAMPLIN is a two-time Grammy Award-winning songwriter, who has appeared as a vocalist and musician on hundreds of recordings for a wide range of artists throughout his career. Bill has co-written songs for many artists, including "After The Love Is Gone" for Earth, Wind and Fire and "Turn Your Love Around" for George Benson. He has been a member of the band Chicago for 19 years, and is currently producing and developing new artists and working on a new solo release.

         RUSSELL FERRANTE is a pianist, keyboardist and producer. Russell is a founding member of the contemporary jazz group The Yellowjackets, which since 1980 has released 14 albums, been nominated for ten Grammy Awards and received two Grammy Awards. Mr. Ferrante has performed on recordings for artists including George Michael, Take 6, Lee Ritenour and Brenda Russell. He is also an adjunct professor at the University of Southern California, and has conducted clinics at music schools and colleges worldwide.

         RICKY LAWSON is a Grammy Award-winning writer, and an acknowledged drummer and musician. Mr. Lawson is a founding member of the band The Yellowjackets, and has performed on world tours with artists including Michael Jackson, Whitney Houston, Phil Collins, Stevie Wonder and, most recently, Steely Dan. He has appeared on hundreds of recordings for a wide range of artists, and has written, performed and produced music for soundtracks including EdTV, Toy Story 2, The Bodyguard and Star Trek 5: The Journey Home.

         STEVE THOMPSON is a producer, mixer, arranger, and songwriter, and is the recipient of two Grammy Awards. He has produced recordings for artists including Madonna, Korn, Blues Traveler, Whitney Houston, Aretha Franklin, Earth, Wind and Fire and many others. He has mixed albums including Guns and Roses' "Appetite For Destruction", John Lennon's "Milk And Honey" and Mettalica's "And Justice For All", and has mixed singles for bands and artists including The Rolling Stones, Madonna, Paul Simon and Aretha Franklin.

         RON SAINT-GERMAIN is a record producer and mixer. Mr. Saint-Germain has produced records for artists including Creed, 311, Living Colour, Bad Brains and Paquito D'Rivera. He has mixed albums for artists including Jimi Hendrix, U2, Mick Jagger, Soundgarden, Diana Ross, Smokey Robinson, Red Hot Chili Peppers, Lou Reed, Cat Stevens and many more. Over the past 29 years, Mr. Saint-Germain has earned over 50 RIAA Gold and Platinum awards, representing 130 million unit sales of records in the aggregate.

         LARRY FITZGERALD and MARK HARTLEY are the founders and owners of The Fitzgerald Hartley Company, an entertainment company specializing in personal management, music publishing, marketing, music supervision, touring and consulting. They currently manage artists and bands including Toto, Olivia Newton John, Clint Black,

Vince Gill, Patty Loveless, David Benoit, Joe Ely and Pam Tillis. They have supervised music for films including Tin Cup, Maverick and Something to Talk About.

         JULI DAVIDSON is a musician, songwriter and producer, and was employed by MTV Networks from 1982 to 1995. During her tenure at MTV Networks, she held various creative and marketing positions, and in 1989 became Vice President and Creative Director for VH1. In 1990, she was promoted to Senior Vice President of Programming and Production. Ms. Davidson received a Clio Award for excellence in advertising in 1987, and Ace Awards in 1991 and 1992 for producing the VH1 Honors show. She is the president and founder of The Juli Davidson Factor, Inc., a consulting firm to the music and entertainment industries.

         HARLAN LANSKY is president and founder of Matrix Music Works, an artist development and management company located in Hollywood, California. He was co-founder of Soulpower Productions in the United States, where he worked with artists including Whitney Houston, Toni Braxton, Brandy, Monica, 2 Pac and many others. Mr. Lansky is a staff writer/producer with EMI, and is also a musician and recording artist.

          BONNIE MILNER is the owner and operator of Long View Farm Studios, a residential recording studio complex located in Massachusetts, which has hosted artists including The Rolling Stones, Aerosmith, Creed, Limp Bizkit, The Mighty Mighty Bosstones and many others. Bonnie is also a musician and producer, and is director of the Cool Kids Choir and All New Voices, a volunteer public schools music program.

         WILL LEE is best known as the bassist for the past 15 years for The David Letterman Show. He has lent his considerable talents to more than 1,000 pop, jazz and rock albums and has sung and played on numerous television and radio commercials. Mr. Lee has produced many recordings, and has performed with artists such as Mariah Carey, Steely Dan, Miami Sound Machine, the Bee Gees, Billy Joel, Bette Midler, Liza Minelli, Diana Ross, Barbra Streisand, Frank Sinatra, Mick Jaggar, the Fixx, David Bowie, James Brown, Aretha Franklin, Ray Charles, Al Green, D'Angelo, George Benson, Buddy Rich, Pat Matheny and many others.

         RANDY WALDMAN is a pianist, arranger, producer and recording artist. He has performed with artists including Frank Sinatra, Paul Anka, Lou Rawls, George Benson and Barbra Streisand. He has performed and/or arranged music on recordings for artists including Barbra Streisand, Ray Charles, Aretha Franklin, Kenny Rogers, Johnny Mathis, Henry Mancini and many others. His soundtrack credits include Forest Gump, Hoffa, Back To The Future and The Bodyguard. Mr. Waldman is the president and founder of Whirlybird Records.

         FRANK QUINTERO is a musician, composer and producer who resides in Caracas, Venezuela. Mr. Quintero is a graduate of Berklee College of Music, and has released numerous records throughout his career. As a performer, he has opened for artists including George Benson, Tina Turner, Joe Cocker, Miguel Bose, Luis Enrique and many others. He has recorded and produced recordings with musicians including Don Grusin, Vinnie Colaiuta, Abraham Laboriel, Alex Acuna and Luis Conte. He recently co-produced a triple album that reunited 30 artists from across Latin America.

         MICHAEL GREGORY is a guitarist, vocalist and songwriter who has recorded ten solo albums over the past 20 years. He is also a composer for theatre and dance and has taught music and performance at several music schools and conservatories. He has recorded and/or performed with artists including Mick Jagger, Steve Winwood, Walter Becker, Carlos Santana, Nile Rodgers, Bernard Edwards, Nona Hendryx and Vernon Reid.

         BRUCE GAITSCH is a musician and producer who has written songs for over 100 recording artists, including two number one songs for Madonna and Richard Marx. He has played on over 3,000 recording sessions for artists including Madonna, Michael Jackson, Celine Dion, Roger Waters and Don Henley. Mr. Gaitsch has produced music for many artists, and has released numerous solo albums throughout his career.

         FRANK CIMLER, JR. is a veteran entertainment attorney and personal manager. Mr. Cimler is the owner of Big C Entertainment, a management and legal services company to the entertainment industry. He earned a B.S. in Business and Finance from the University of Maryland, received his Juris Doctor from the New England School of Law and obtained an LLM from Boston University School of Law.

         WILLIE CROES is a pianist, keyboardist, songwriter and producer who lives in Caracas, Venezuela. A graduate of Berklee College of Music, Mr. Croes has been the leader of numerous bands and rhythm sections, and has been instrumental in influencing the musical styles of many Latin artists. He has produced multiple records for artists including Menudo, Yordano, Elisa Rego, Sergio Perez, Guaco, Franco de Vita, and others. He has also produced music for advertising campaigns for companies including Coca Cola, General Motors, Del Monte and Polar.

         BENJAMIN BRANDWIJK is a commercial producer, creative director and copywriter, and over the last twelve years has been employed by some of the largest advertising agencies in Venezuela. He earned a B.S. in communications with a minor in audiovisual and mass media studies from the Universidad Catolica Andres Bello in Caracas, Venezuela. His clients have included Pepsi, DHL, Chrysler, Swatch, Digital, NCR and many others.

INVISION RECORDS

         The Company recently established its InVision Records record label to produce, record and distribute the music of established and independent artists. To date, InVision has signed three artists, including Ray Charles, to recording contracts. The Company anticipates that InVision's first recording will be distributed beginning in the first quarter of 2001.

         The Company believes that most record companies have created an unproductive environment for their artists by concentrating too much on the short term financial success of the record company and failing to provide the means necessary to assist the artists in cultivating a long rewarding career that could be more rewarding for both the artists and the record label. The Company expects that InVision's relationship with Independent Music Network will provide marketing, promotion and overall exposure benefits for InVision and its artists. The Company believes that this resource is a unique component for InVision and that no other record label has a proprietary television network to promote its artists.

         The Independent Music Network web site is anticipated to provide another valuable service to InVision in that it will also be used to sell the music of InVision's artists. The Company expects that recordings by InVision's artists will be sold in an IMNTV.com online store and on proprietary web pages dedicated to InVision. InVision also has direct access to the talent pool generated by Independent Music Network and its website IMNTV.com.

     INVISION'S ARTISTS

         The following artists had signed recording contracts with InVision Records as of August 31, 2000:

         ARTIST:                                              NUMBER OF RELEASES:

         Ray Charles                                          Three releases

         Saint Eve                                            Two releases, plus two option
                                                              periods for two additional releases per period

         Maxsin                                               Two releases, plus two option
                                                              periods for two additional releases per period

     DISTRIBUTION

         InVision intends to distribute its artists' recordings through "brick and mortar" (conventional) distribution channels to retailers in the U.S. and in international markets, as well as worldwide over the Internet.

         The Company expects to make InVision's artists' recordings available through major music retailers in the U.S. and abroad, and through the IMNTV.com website. On the IMNTV.com site, it is anticipated that consumers will be able to choose to purchase physical CDs or to purchase digitally downloadable files of the artists' recordings using emerging download technologies.

         The Company expects that InVision's recordings will also be available for purchase on other Internet music sites.

ECITY RECORDS

         The Company expects to commence operations of a second record label, Ecity Records. Through this label, the Company intends to record, produce and distribute the music of certain of the independent artists featured on Independent Music Network who agree to sign with Ecity.

EMPLOYEES

         As of August 31, 2000, Falcon employed 13 people, including two in sales and marketing, four in technology, two in creative and production and five in support, administration, finance, management and human resources. All employees except one are full-time. The Company believes that its relations with its employees are good.

ITEM 2.  DESCRIPTION OF PROPERTY

         Falcon's corporate headquarters facility consists of approximately 7,000 square feet of leased office space located at 675 Third Avenue, 12th Floor, New York, New York 10017. The lease has a ten year term that expires in April 2010, and provides for monthly rental payments of approximately $30,000.

ITEM 3.  LEGAL PROCEEDINGS.

         As of May 31, 2000, the Company was not a party to any material litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                                      PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's common stock is listed on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. under the symbol "INDE" (previously "JNET"). There is currently a limited trading market for shares of the Company's common stock, and the Company does not know whether an active market will develop. The table below lists the high and low bid prices for the Company's common stock as reported by the OTC Bulletin Board for the periods indicated. The prices, which were provided by the research department of the OTC Bulletin Board, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The information gives effect to a one for forty reverse stock split of the Company's issued and outstanding common stock effective March 19, 1999.

         PERIOD                                                                 HIGH             LOW
         ------                                                                 ----             ---
         June 1, 1998 - August 31, 1998                                          $12.00      $    .04
         September 1, 1998 - November 30, 1998                                   $12.00      $    .04
         December 1, 1998 - February 28, 1999                                    $12.00      $    .04
         March 1, 1999 - May 31, 1999                                            $16.00      $   1.25
         June 1, 1999 - August 31, 1999                                          $ 7.00      $   1.50
         September 1, 1999 - November 30, 1999                                   $ 7.25      $   4.75
         December 1, 1999 - February 29, 2000                                    $16.50      $   6.25
         March 1, 2000 - May 31, 2000                                            $14.62      $  13.18

         As of August 31, 2000, shares of the Company's common stock were held by approximately 208 holders of record.

         The Company has never declared or paid cash dividends on its capital stock. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future. Future dividends, if any, will be determined by the Company's Board of Directors.

         During the fiscal year ended May 31, 2000, the Company sold the following securities without registration under the Securities Act of 1933, as amended (the "Securities Act").

         In June 1999, the Company issued an aggregate of 50,000 shares of common stock to an employee of the Company in consideration for services performed for the Company. The issuance was intended to be exempt from registration pursuant to Section 4(2) of the Securities Act.

         In August 1999, the Company issued an aggregate of 50,000 shares of common stock to an employee of the Company, and 5,000 shares to a consultant of the Company, in consideration for services performed for the Company. The issuances were intended to be exempt from registration pursuant to
Section 4(2) of the Securities Act.

         In December 1999, the Company issued an aggregate of 10,000 shares of common stock to certain directors of Falcon in exchange for consulting services. The issuances were intended to be exempt from registration pursuant to Section 4(2) of the Securities Act.

         In March 2000, the Company issued an aggregate of 3,400,000 shares of common stock to 147 accredited investors in consideration for an aggregate of $8,500,000 in cash. After deducting commissions, fees and operating expenses, the Company received net proceeds of approximately $7,395,000. Noble International Investments, Inc. ("Noble") acted as the placement agent. In connection with this private placement, the Company granted Noble a warrant to purchase a maximum of 340,000 shares of common stock at an exercise price of $2.50 per share. The issuances were intended to be exempt from registration pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act.

         In March 2000, the Company issued an aggregate of 45,832 shares of common stock to certain employees in consideration for services performed for the Company. The issuance was intended to be exempt from registration pursuant to Section 4(2) of the Securities Act.

         In April 2000, the Company issued an aggregate of 5,000 shares of common stock to the landlord of its executive offices stock in consideration for a one-time reduction in rental payments. The issuance was intended to be exempt from registration pursuant to Section 4(2) of the Securities Act.

         In May 2000, the Company issued an aggregate of 90,000 shares of common stock to the then 18 members of its advisory board, in consideration for their consulting services. These issuances were intended to be exempt from registration pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act.

         In May 2000, the Company issued an aggregate of 5,000 shares of common stock to a consultant of the Company in consideration for services performed for the Company. The issuance was intended to be exempt from registration pursuant to Section 4(2) of the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES WHICH APPEAR IN THIS FORM 10-KSB. THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE DISCUSSED BELOW AND IN THE SECTION ENTITLED "RISK FACTORS" OF THIS FORM 10-KSB.

OVERVIEW

         We are a diverse, development stage entertainment company with an emphasis on the music and music video entertainment industries. Our video programming is delivered on the Internet at www.imntv.com and, since June 1, 2000, on cable television in a limited number of markets in the U.S. We have not generated revenues since entering the entertainment industry in 1999. Independent Music Network, Inc., which we acquired in April 1999, has not generated revenues from operations since its inception in 1997.

PLAN OF OPERATION

         Our current plan of operation for the next twelve months includes the continued development of our broadcast programming over national cable television, the continued design and development of our corporate web site, and the development of our record labels, InVision Records and Ecity Records.

         We expect that our primary sources of revenue will be derived from Independent Music Network and InVision Records. We anticipate that Independent Music Network will generate revenues primarily from television advertising sales, video broadcasts and merchandising opportunities. We anticipate that revenue streams from InVision will be generated from the sales and licensing of musical recordings, representation and ownership of music publishing, licensing of published and non-published musical compositions and the licensing and merchandising of products related to the artists and musicians we sign. We solicit video tapes from amateur and professional musicians for broadcast over our IMNTV television channel, with the expectation of producing and mass marketing certain of this music under our record labels. To accomplish our goal, we plan to conduct and coordinate all advertising, band recruiting and video editing as well as facilitate the broadcast of the music videos, production and mass marketing the music of bands we sign.

         Our ability to continue as a going concern is dependent upon our ability to generate sufficient revenues from operations to meet our working capital requirements. We expect to commence the sale of television advertising time on our network during the first quarter of 2001, and we expect to distribute our first musical recording in early 2001. Until we begin to produce substantive revenues, to sustain our short term capital needs we intend to seek additional financing. Our independent public accountants have raised substantial doubt as to our ability to continue as a going concern if we are unable to obtain such funding in the near future. See Note 2 to the consolidated financial statements included in this Annual Report.

         We may experience significant fluctuations in future operating results due to a variety of factors, including:

         o commercial acceptance of, and our ability to sell advertising time on, IMNTV;

         o        the level of traffic on our Internet sites;

         o the amount and timing of capital expenditures and other costs relating to the expansion of our operations;

         o        technical difficulties or system downtime;

         o general economic conditions and economic conditions specific to the Internet; and

         o consumer acceptance of the artists and musicians signed by our record labels.

                                  RISK FACTORS

         IN ADDITION TO THE OTHER INFORMATION IN THIS FORM 10-KSB, THE FOLLOWING FACTORS SHOULD BE CAREFULLY CONSIDERED IN EVALUATING THE COMPANY AND ITS BUSINESS. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES FACING THE COMPANY AND THERE MAY BE ADDITIONAL RISKS THAT THE COMPANY DOES NOT PRESENTLY KNOW OF OR THAT IT MAY CURRENTLY DEEM IMMATERIAL. ALL OF THESE RISKS MAY IMPAIR THE COMPANY'S BUSINESS, PROSPECTS AND RESULTS OF OPERATIONS.

RISKS GENERALLY RELATED TO OUR BUSINESS

IF WE ARE UNABLE TO OBTAIN ADDITIONAL CAPITAL IN THE NEAR FUTURE, WE MAY HAVE TO CURTAIL OR CEASE OPERATIONS.

         We have historically financed our operations primarily through the sale of our securities. As of May 31, 2000, we had cash and cash equivalents of $1,829,580 and an accumulated deficit of $5,968,847. We expect that we will need to raise additional funds in the immediate future in order to meet our working capital requirements. In this regard, our independent public accountants have raised substantial doubt as to our ability to continue as a going concern. See Note 2 to the consolidated financial statements included in this Annual Report. We may not be able to obtain additional financing on terms favorable to us, if at all. If adequate funds are not available to us, we may have to curtail or cease operations, which would materially harm our business and financial results. To the extent we raise additional funds through further issuances of equity or convertible debt or equity securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Furthermore, any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities.

WE HAVE A LIMITED OPERATING HISTORY THAT MAKES AN EVALUATION OF OUR BUSINESS DIFFICULT.

         Although we incorporated in March 1986, we did not begin developing our current business model until 1999. We only began broadcasting content over our music channel, in a limited number of markets and during a limited number of time periods, on June 1, 2000. In addition, as of August 31, 2000 we had signed only three artists to our record labels, and we do not anticipate distributing any of our artists' recordings until early 2001. Our extremely limited operating history makes it difficult to evaluate our current business and prospects or to accurately predict our future revenues or results of operations. Our business model, and accordingly our revenue and income potential, is new and unproven. In addition, we are subject to risks and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets.

WE HAVE A NEW AND UNPROVEN BUSINESS MODEL AND MAY NOT GENERATE SUFFICIENT REVENUES FOR OUR BUSINESS TO SURVIVE OR BE SUCCESSFUL.

         Our business model is based on the commercial viability of a new national cable television channel devoted to the broadcast of music videos of amateur and professional artists, as well as of two new record labels. In order for our business to be successful, we must not only develop services that directly generate revenues, but also provide content and services that attract consumers to our cable television channel and our web site. Our business model assumes that a large audience will develop for our cable television channel, that cable operators in many markets will air our programming, and that we will be able to generate significant revenues through the sale of advertising time on our channel. Our model further assumes that we will be able to generate significant revenues through the sale of recordings by our musical artists, as well as related merchandise. Each of these assumptions is unproven, and if any of the assumptions is incorrect, we may be unable to generate sufficient revenues to sustain our business or to obtain profitability.

WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR LOSSES IN THE FUTURE.

         We incurred net losses of $5,866,842 in the fiscal year ended May
31, 2000 and our accumulated deficit as of May 31, 2000 was $5,968,847. We have not achieved profitably and expect to continue to incur losses for the foreseeable future. We expect those losses to increase from current levels as we continue to incur expenses to develop our products and services. We believe that our business depends on our ability to significantly increase revenues and to limit our operating expenses. If our revenues fail to grow at anticipated rates or our operating expenses increase without a commensurate increase in our revenues, or we fail to adjust operating expense levels appropriately, we may never be able to achieve profitability.

OUR QUARTERLY OPERATING RESULTS ARE LIKELY TO BE VOLATILE, AND MAY CAUSE OUR STOCK PRICE TO FLUCTUATE.

         Our future revenues and operating results are likely to vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control. Accordingly, quarter-to-quarter comparisons of our results of operations may not be indicative of future performance. It is possible that in some future periods our operating results will be below the expectations of public market analysts and investors. In this event, the price of our common stock will likely decline. Factors which may cause our revenues and operating results to fluctuate include the following:

         o        our ability to attract and retain advertisers;

         o the willingness of cable operators to broadcast our programming;

         o        market acceptance of our music channel and our music releases;

         o        the timing and uncertainty of sales cycles;

         o        our ability to sign additional artists to our record labels;

         o our ability to enter into satisfactory manufacturing and distribution arrangements for our music recordings;

         o        new services offered by current or future competitors; and

         o general economic conditions, as well as economic conditions specific to the music industry.

WE FACE INTENSE COMPETITION FROM BUSINESSES THAT HAVE SIGNIFICANTLY MORE RESOURCES THAN WE DO.

         We face intense competition for a finite amount of consumer discretionary spending from numerous other entertainment companies and other businesses in the entertainment industry, including television networks such as MTV and VH1, major recording companies such as Sony, Time Warner, Universal and EMI, and a wide variety of music- and entertainment-related web sites. All of these businesses have substantially greater resources, histories of attracting and retaining talent, obtaining properties and hiring key employees.

         There are a number of television channels already on the market that offer music entertainment to their viewers. These channels are backed by large organizations that have more resources than we do. We compete, directly and indirectly, with these and other channels for viewers, consumers, content and service providers, advertisers and sponsors. To be competitive, we must enhance our services and content on a timely and cost-effective basis. There can be no assurance that we will be successful in attracting viewers, advertisers, sponsors or adapting our television channel to user requirements or emerging industry standards. Similarly, the market for recorded music is dominated by the major record companies, certain of which are a part of larger entertainment conglomerates, and have recording divisions with significant financial resources and promotional budgets and large artist and repertoire staffs to compete for a limited number of promising recording artists, producers and writers. Although we intend to use our television channel to promote the videos of our artists, there is also intense competition within the recording industry for "air time" by radio disc jockeys, which is essential to gain attention and create demand for recordings. There can be no assurance that any of our labels' artists, recordings or music videos will gain the exposure required to generate significant market interest or that we will be able to compete successfully.

         We will compete with various forms of entertainment which provide similar value, including movies, video and audio cassettes, broadcast television, cable programming, special pay-per-view events, sporting events and other forms of entertainment which may be less expensive or provide other advantages to our targeted viewers. We will also compete for advertising dollars with traditional media. While we believe that IMNTV is currently the only network of its kind, there can be no assurances that other companies are not developing or will not seek to develop similar networks. If our network is successful, it is possible that other companies may seek to enter or capitalize on such a market and compete directly with us. Many of these companies may have substantially greater financing, personnel, technical and other resources than we do and may have well-established reputations for success in the development, promotion and marketing of entertainment events. There can be no assurance that we will be able to compete successfully with these other entities.

WE ARE SUBJECT TO ALL OF THE RISKS AND UNCERTAINTIES ASSOCIATED WITH THE ENTERTAINMENT INDUSTRY GENERALLY, ANY OF ALL OF WHICH MAY HAVE AN ADVERSE IMPACT ON OUR BUSINESS AND RESULTS OF OPERATIONS.

         Content acquisition costs, as well as promotion and marketing expenses and third-party participation payable to producers and others, which reduce potential revenues derived from programming events and musical recordings, have increased significantly in recent years. Our future operating results will depend upon numerous factors beyond our control, including the popularity, price and timing of programming and special events being released and distributed, national, regional, and local economic conditions, changes in demographics, the availability of alternative forms of entertainment, critical reviews and public tastes and preferences, which change rapidly and cannot be predicted. If we are unable to successfully anticipate and respond to relatively rapid changes in consumers' tastes and preferences, our business and operating results will be adversely affected.

OUR ABILITY TO ACHIEVE OR MAINTAIN PROFITABILITY WILL BE CONSTRAINED IF WE DO NOT EFFECTIVELY MANAGE OUR ANTICIPATED RAPID GROWTH.

         We expect to significantly increase our employee base as we implement our business model and develop our product and service offerings. We currently have only 13 employees. As we expand our operations, we expect to significantly increase the size of our employee base. Our management and operations are likely to be strained by this anticipated growth. To compete effectively and to manage future growth, we must improve our financial and management controls, reporting systems and procedures on a timely basis. We must also expand, train and manage our employee base. If we are not successful in managing our growth, our ability to achieve or maintain profitability may be harmed.

WE MAY BE UNABLE TO ATTRACT AND RETAIN KEY PERSONNEL, WHICH WOULD ADVERSELY AFFECT OUR ABILITY TO DEVELOP AND EFFECTIVELY MANAGE OUR BUSINESS.

         Our future performance will depend largely on the efforts and abilities of our senior executives and other key personnel. Our success will depend on our ability to attract and retain these key employees in the future. The market for such persons is extremely competitive and we may not find qualified replacements for personnel who leave us. In addition, we do not maintain key person life insurance on any of our key personnel, and have no plans to do so. The loss of, or the inability to attract, any one or more of our key personnel may harm our ability to develop and effectively manage our business.

CURRENT OR FUTURE GOVERNMENT REGULATION MAY ADD TO OUR OPERATING COSTS.

         We may face unanticipated operating costs because of the current uncertainty surrounding potential government regulation of the Internet and e-commerce. We believe that we are not currently subject to direct regulation of our current and expected activities, other than regulations applicable to businesses generally. However, the Internet has rapidly emerged as a commerce medium, and governmental agencies have not yet been able to adapt all existing regulations to the Internet environment. Laws and regulations may be introduced and court decisions reached that affect the Internet or other online services, covering issues such as user pricing, user privacy, freedom of expression, access charges, content and quality of products and services, advertising, intellectual property rights and information security. Complying with new regulations would increase our operating costs. Furthermore, as a company with a significant Internet presence, it is unclear in which jurisdictions we are actually conducting business. Our failure to qualify to do business in a jurisdiction that requires us to do so could subject us to fines or penalties and could result in our inability to enforce contracts in that jurisdiction.

         In addition, through our agreement with OlympuSAT, Inc., we are indirectly subject to regulation by the Federal Communications Commission in connection with operations of cable television systems, satellite distribution systems and television broadcasters. From time to time there are pending before Congress various proposals which provide, among other things, for increased rate regulation of cable systems, some form of "must carry" regime for local broadcast stations, limits on the size of multiple system operators and limits on carriage of affiliated program services. In addition, legislation is periodically before Congress which would restore local authority to set cable rates, to require the Federal Communications Commission to determine whether and/or how to limit cable system ownership, and to require cable programmers to sell their product to non-cable distributors under certain circumstances. It is impossible to predict with accuracy whether any of these legislative proposals will be enacted, or, if enacted, the form they will take; however, any legislation which increases rate regulation or effects structural changes in the cable industry could have a material adverse impact on our business and operations.

WE MAY BE UNABLE TO ADEQUATELY PROTECT OUR PROPRIETARY RIGHTS, WHICH COULD RESULT IN THEIR UNAUTHORIZED USE BY OUR COMPETITORS AND HAVE AN ADVERSE IMPACT ON OUR REVENUES.

         Our success depends in part on our ability to protect our proprietary rights. There can be no assurance that the measures taken by us to protect our proprietary rights will be adequate to prevent misappropriation or independent development by others of programming and media concepts based upon, or otherwise similar to, those of our network. In addition, although we believe that our programming and concepts have been independently developed and do not infringe on the proprietary rights or trade secrets of others, there can be no assurance that our methods and concepts do not and will not so infringe or that third parties will not assert infringement claims, trade secret violations, competitive torts or other proprietary rights violations against us in the future. In the case of infringement, we could, under certain circumstances, be required to modify our programming or obtain a license. There can be no assurance that we would be able to do either in a timely manner or upon acceptable terms and conditions, and such failure could have a material adverse effect on our operations, cash flows and financial condition. There can also be no assurance that we will have the resources to defend or prosecute proprietary rights infringement action.

         In addition, our record label business could be adversely affected by the unauthorized reproduction of recordings for commercial sale and by home taping. Unauthorized recordings of our products could result in the loss of substantial revenues. We may in the future file lawsuits, either on our own behalf or in conjunction with other music publishers, copyright owners and publishing organizations seeking injunctive relief and/or monetary damages from persons and companies who interfere with our property rights. Future actions could be costly and time consuming and may divert management's attention from our business affairs which could have a material adverse effect on our operations. Similarly, new technologies, including digital audio tape and recordable CD technology, may increase the opportunity for contraband reproduction for distribution as well as the opportunity for consumers to make high quality home copies of recordings. In the absence of adequate copyright or other protections, new recording technologies could adversely affect the sale of our music and consequently adversely affect our operating results.

         We have filed U.S. trademark applications with respect to a number of our names and marks, including "IMC," "Independent Music Channel," "IMNTV" and "InVision." We cannot assure you that we will be able to secure registration of any of these trademarks. In addition, we do not have any trademarks registered, nor do we have any trademark applications pending, outside of the United States. The laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. Effective copyright and trademark protection may not be available in other jurisdictions. If we cannot adequately protect our proprietary rights, our competitors could benefit from the unauthorized use of such rights, resulting in an adverse impact on our revenues. Even if we are able to protect our proprietary rights, we could incur significant costs to defend our rights.

RISKS RELATED TO OUR TELEVISION BUSINESS

IF WE FAIL TO INCREASE THE SIZE OF THE AUDIENCE FOR OUR MUSIC CHANNEL AND WEB SITE, WE MAY NOT BE ABLE TO ATTRACT ADVERTISERS OR STRATEGIC ALLIANCES.

         Increasing the size of our audience is critical to selling advertising and to otherwise generating revenues. If we cannot increase the size of our audience, then we may be unable to attract advertisers. In addition, we may be at a relative disadvantage to other media companies with larger audiences that may be able to leverage their audiences to access more advertisers and enter into significant strategic alliances. To increase the size of our audience, we must:

         o        offer compelling music content;

         o conduct effective marketing campaigns to acquire new users and consumers;

         o develop and maintain existing distribution relationships with other web sites;

         o        update and enhance the features of our web site; and

         o        offer targeted, relevant products and services.

Our failure to achieve one or more of these objectives could adversely affect our business, and we cannot assure you that we will be successful in these efforts.

         A significant element of our strategy is to build a loyal community of members on our web site and web portal because we believe community features help retain actively engaged users. If we are not successful in developing such a community, then it may be more difficult to increase the size of our audience.

         We also depend on establishing and maintaining relationships with high-traffic web sites to increase our audience. There is intense competition for placements on these sites, and we may not be able to establish such relationships on commercially reasonable terms or at all. Even if we enter into agreements with these web sites, they themselves may not attract significant numbers of users. Therefore, our web site may not obtain additional users from these relationships.

OUR BUSINESS IS DEPENDENT UPON THE DISTRIBUTION OF OUR PROGRAMMING THROUGH CABLE TELEVISION SYSTEMS.

         IMNTV must compete for a limited amount of broadcast space on cable television systems with a large number of well-established programmers supplying a variety of alternative programming. We expect that our ability to generate revenues through sales of advertising time on IMNTV will be dependent in large part on our ability to distribute our television programming to a large audience. We do not know how many cable televisions systems have channels available for, or any interest in, programming featuring independent music interests or whether OlympuSAT will be able to secure available channels for our programming on a profitable basis. Accordingly, we cannot assure you that we will be able to secure channel space in a large number of markets or be able to expand our operations as planned. If we are unable to broaden and maintain the distribution of our channel and its programming, our ability to generate revenues and our results of operations would be adversely affected.

IF WE ARE UNABLE TO ATTRACT ADVERTISERS AND SPONSORS TO OUR INDEPENDENT MUSIC NETWORK, OUR BUSINESS WOULD BE HARMED.

         We expect to rely heavily upon the sale of advertising time on IMNTV to generate revenues. Such sales will likely be dependent upon our ability to demonstrate that our programming is able to reach the demographics that advertisers and sponsors seek to target. Our success in these efforts will be affected by a number of factors including, among others, our ability to deliver high quality, entertaining programming that is appealing to our targeted viewers. There can be no assurance, however, that we will be successful in our endeavors or that we will receive sufficient advertising revenues to obtain or maintain profitability.

         Our ability to generate advertising revenues also may be adversely affected by economic downturns which, if prolonged, might have an adverse impact on television advertising, in general, and on our results of operations, cash flows and financial condition. Additionally, advertising revenues may be adversely impacted by many other factors beyond our control, including the amount of funds that advertisers dedicate to television advertising and sponsorship in general and to our programming in particular, the number of advertisers seeking audiences within the demographic groups to which our programming is targeted, competition within national and regional markets from other media, and regulatory restrictions on advertising and sponsorships such as liquor or cigarette advertising. There can be no assurance that we will be able to attract advertisers. The inability to attract advertisers or to maintain these relationships once obtained would have an adverse affect on our results of operations, cash flows and financial condition.

IF IMNTV DOES NOT ATTRACT LOYAL SUPPORT FROM ITS TARGETED VIEWING AUDIENCE, OUR BUSINESS WILL BE ADVERSELY AFFECTED.

         Our business plan is predicated on IMNTV attracting active and loyal support from the community of music fans that have an interest in independent music. There can be no assurance that there will be significant support from our anticipated viewership segment or that sufficient public acceptance of our programming will enable IMNTV to operate profitably. Moreover, there can be no assurance that a sufficient number of advertisers will support our programming because it may be considered too far outside mainstream programming, or it may not reach a large enough audience. If we do not engender such support from our targeted audience or advertisers, our results of operations, cash flows and financial condition would be adversely affected.

SEASONALITY IN REVENUES IN THE TELEVISION INDUSTRY MAY HAVE AN ADVERSE AFFECT ON OUR RESULTS OF OPERATIONS, CASH FLOWS AND FINANCIAL CONDITION.

         Advertising revenues in the television industry fluctuate due to seasonality. Television network revenues are typically lower in the third quarter due to the number of reruns broadcast during the summer months. In the future, our results of operations may fluctuate from quarter to quarter, which could have a material adverse affect on our results of operations, cash flows and financial condition.

WE MAY NOT BE ABLE TO ESTABLISH THE IMNTV BRAND.

         We are new and little known in the entertainment sector and, although we were incorporated in 1986, our efforts in the entertainment industry only commenced in 1999. In order to generate traffic to our web site and web portal and attract an audience to our entertainment channel, we will need to spend significant resources on marketing and promoting our record label, music programming and our web site. If we are unable to establish brand recognition in the areas in which we operate, our business may be negatively affected.

DELIVERY OF OUR CONTENT VIA TELEVISION OR THE INTERNET MAY BE INTERRUPTED DUE TO SYSTEMS FAILURES, NATURAL DISASTERS OR OTHER CAUSES.

         We are subject to the risk that delivery of our services via cable television or the Internet may be interrupted as a result of satellite failure, communications and/or network equipment damage caused by natural disasters such as earthquakes and fires, hardware failures, increased stress on communications and/or network hardware, local power losses or other telecommunications failures and/or capacity constraints on us or our vendors' or suppliers' hardware. Any such interruptions may cause us to lose viewers and, accordingly, may adversely affect our business and results of operations.

WE ARE DEPENDENT ON OUR CONTRACT WITH OLYMPUSAT, INC. TO PROVIDE NATIONAL CABLE BROADCASTING SERVICES.

         Completion of our business plan of national television broadcasting is dependent upon OlympuSAT, Inc.'s performance of its obligations under the broadcast agreement between us and OlympuSAT to place our programming on additional cable systems. Similarly, completion of our business plan is also dependent upon our ability to perform our obligations under the broadcast agreement. Our obligations include payment of certain monthly transport fees, monthly playback fees and monthly subscriber fees. If we are unable to meet those obligations, OlympuSAT might discontinue performing services under the broadcast agreement, which would adversely affect our business.

WE ARE DEPENDENT ON OUR AGREEMENT WITH YAHOO! TO PROVIDE OUR NATIONAL TELEVISION MUSIC VIDEO PROGRAMMING TO THE INTERNET.

         Completion of our business plan of distribution of music video programming on the Internet is dependent upon Yahoo's performance of its obligations under the television station agreement with Yahoo! Inc. Similarly, completion of the business plan is also dependent upon our ability to perform our obligations under the television station agreement. Our obligations include payment of approximately $8,000 per month to Yahoo! to utilize its streaming software and hardware to transmit Falcon's audio and video programming.

RISKS RELATED TO OUR RECORDING BUSINESS

WE HAVE A LIMITED ARTIST ROSTER AND IT IS UNCERTAINTY THAT THESE ARTISTS WILL EVER GAIN MARKET ACCEPTANCE, WHICH COULD SUBSTANTIALLY HARM OUR BUSINESS.

         The success of our business model will depend, in large part, on our ability to generate significant revenues in the future from the exploitation of a limited number of new and unknown recording artists in limited musical genres. At present we have only three artists signed to our label. Accordingly, our continued success will be dependent upon our ability to sign and retain promising artists who will appeal to popular taste over a significant period of time. As is typically the case in the record industry, demand and market acceptance for newly introduced and unknown artists and recordings is subject to a high level of uncertainty. Achieving market acceptance for new artists and recordings will require us to spend significant efforts and expenditures for advertising, marketing and promotional activities, including obtaining access to television and radio "air time" to create awareness of and demand for our recordings by consumers. We currently have limited marketing capabilities, resources and personnel. There can be no assurance that we will be able, for financial or other reasons, to successfully promote and market our newly recorded music or that any of our efforts will result in initial or continued market acceptance for our products.

WE ARE SUBJECT TO BUSINESS RISKS ASSOCIATED WITH TALENT DEVELOPMENT.

         Currently, we have entered into recording contracts with only three artists. There can be no assurance that we will be able to attract other artists, or, if we are able to attract such talent, that we will be able to develop that talent successfully or in such a manner that significant sales of artist product will result. There can be no assurance that any artist developed by us will not request a release from his or her agreement with us. Because of the highly personal and creative nature of a recording artist's contractual obligations, it is not feasible to force an unwilling artist to perform the terms of his or her contract. The failure to enter into recording contracts with additional talented artists, or the loss of an artist with whom we have signed a recording contract, could have a materially adverse effect on our results of operations.

RECORD PRODUCTION AND PROMOTION ACTIVITIES ARE SPECULATIVE AND ARE SUBJECT TO ALL OF THE RISKS GENERALLY ASSOCIATED WITH THE RECORDING INDUSTRY.

         Many commercial recordings released in the United States do not earn sufficient gross receipts to cover the costs of production, promotion, marketing and distribution and to return initial investments. Production costs and promotion, marketing and distribution expenses, as well as third-party participation costs payable to producers, recording artists and others, which reduce potential revenues derived from record sales, have increased significantly in recent years. Our future operating results will depend on numerous factors beyond our control, such as the popularity and timing of other recordings being released, retail prices, national, regional and local economic conditions, changes in consumer demographics and critical reviews and public tastes and preferences, which change rapidly and cannot be accurately predicted. Our ability to plan for record production and promotional activities will be significantly affected by our ability to anticipate and respond to changes in consumer tastes and preferences, primarily those consumers comprising our target market. A decline in the popularity of pre-recorded music, in the recording industry generally or in our particular market segments could materially adversely affect our business prospects and financial results.

         Record production activities are also subject to unforeseen events, unanticipated production cost overruns and technical and operating difficulties. Significant up-front expenses associated with record production and promotion could adversely affect our future operating results. Although we expect to seek to reduce the financial risk of individual recordings by limiting our initial production runs, actual production costs may exceed production budgets and the occurrence of material cost overruns could have a material adverse effect on our operating results.

WE HAVE NOT ENTERED INTO ANY AGREEMENTS WITH DISTRIBUTORS TO DISTRIBUTE MUSIC RECORDED FOR OUR RECORD LABELS.

         Our success will be largely dependent upon the marketing efforts of our distributors. Any distributors we may engage will continue to distribute other recordings, including recordings in which they may have a large financial interest and, accordingly, more incentive to actively distribute. If we are unable to enter into distribution agreements with recognized distributors on terms satisfactory to us, or if such distribution agreements are cancelled after inception, our business and results of operations will be adversely affected.

ADVANCES IN NEW TECHNOLOGIES MAY INCREASE THE LIKELIHOOD FOR CONTRABAND REPRODUCTION, WHICH COULD HARM OUR BUSINESS.

         New technologies, including digital audio tape and recordable CD technology, may increase the opportunity for contraband reproduction for distribution as well as the opportunity for consumers to make high quality home copies of recordings. New recording technologies could adversely affect the sale of CDs and tapes. We expect that our labels' recordings will initially be produced primarily for CDs. A leveling off or a decline in sales of CDs as a result of the introduction of new technologies could adversely affect our business, operating results, cash flows and financial condition.

OUR MUSIC PRODUCTS WILL BE SUBJECT TO RETURN IF NOT SOLD TO CONSUMERS.

         At the time of product sales, we may establish a reserve for future returns based primarily on historical return rates and recognize revenues net of estimated product returns. We anticipate that the agreements we may enter into with distributors will permit the distributors to withhold up to approximately 35% of revenues for product returns. Product returns which significantly exceed our reserves would materially adversely affect our operating results.

WE WILL RELY ON THIRD-PARTY VENDORS FOR THE MANUFACTURE OF CDS AND TAPES. WE DO NOT YET, AND MAY NEVER, MAINTAIN AGREEMENTS WITH ANY PRODUCT MANUFACTURERS AND MAY NEED TO PURCHASE CDS AND TAPES PURSUANT TO PURCHASE ORDERS PLACED FROM TIME TO TIME IN THE ORDINARY COURSE OF BUSINESS.

         We will be dependent on the ability of third-party manufacturers and other vendors to provide adequate supplies of CDs and tapes on a timely basis and on favorable terms. Several of these manufacturers may require that we purchase certain minimum quantities of CDs and tapes with each purchase order. Although we believe that alternative manufacturing sources are currently available, there can be no assurance that manufacturers will have sufficient production capacity or incentive to satisfy our product and scheduling requirements during any period of sustained demand or that we will not be subject to price fluctuations or periodic delays. Failure or delay by our manufacturers in supplying CDs and tapes to us on favorable terms could result in material interruptions in our operations and adversely affect our ability to deliver our products on a timely and competitive basis.

WE ANTICIPATE THAT A PORTION OF OUR SALES OF CDS AND TAPES WILL BE MADE IN INTERNATIONAL MARKETS, WHICH WILL SUBJECT US TO SPECIAL RISKS.

         We expect that a portion of our sales of CDs and tapes will be to foreign countries. Accordingly, we will be subject to increased credit risks, customs duties and other trade restrictions, fluctuations in foreign currency exchange rates, shipping delays and international political and economic developments. A decline in the economic prospects of emerging foreign markets could adversely affect our ability to initiate, and once initiated, expand, international sales. Foreign sales also involve potential difficulties in enforcing foreign license arrangements in the event of non-performance by the licensee.

RISKS RELATED TO OUR COMMON STOCK

OUR COMMON STOCK IS TRADED ON THE "OVER THE COUNTER BULLETIN BOARD" AND THERE IS CURRENTLY ONLY A LIMITED TRADING MARKET FOR OUR SHARES.

         Because of the limited trading market for shares of our common stock, historic market prices may not be indicative of the prices at which our shares can be bought or sold. The market price of our common stock may fall due to a number of factors, including:

         o        actual or anticipated fluctuations in our operating results;

         o changes in expectations as to our future financial performance;

         o availability of additional shares of common stock for public sale;

         o        changes in securities analysts' financial estimates; and

         o the operating and stock price performance of our competitors and other comparable companies.

THE HOLDINGS OF OUR CONTROLLING STOCKHOLDER MAY LIMIT YOUR ABILITY TO INFLUENCE THE OUTCOME OF DIRECTOR ELECTIONS AND OTHER MATTERS SUBJECT TO A STOCKHOLDER VOTE, INCLUDING A SALE OF OUR COMPANY ON TERMS THAT MAY BE ATTRACTIVE TO YOU.

         James Fallacaro, our Chief Executive Officer and President and Chairman of our Board of Directors, currently owns approximately 63% of our outstanding common stock. Mr. Fallacaro's stock ownership and management positions enable him to exert considerable influence over us, including the election of directors and the approval of other actions submitted to our stockholders. In addition, without the consent of Mr. Fallacaro, we may be prevented from entering into transactions that could be viewed as beneficial to other stockholders, including a sale of our company. This could prevent you from selling your stock to a potential acquiror at prices that exceed the market price of our stock.

SHARES OF OUR COMMON STOCK ELIGIBLE FOR PUBLIC SALE COULD DEPRESS OUR STOCK
PRICE.

         The market price of our common stock could decline as a result of sales by our existing stockholders of shares of common stock in the market, or the perception that these sales could occur. In addition to shares of our common stock that may be eligible for sale under Rule 144 or other exemptions from registration under U.S. securities laws, we are obligated to register a total of 4,190,000 shares of our common stock, including shares issuable upon the exercise of outstanding warrants, for resale.

ITEM 7.  FINANCIAL STATEMENTS

         The information required by this item is incorporated herein by reference to the consolidated financial statements listed in Item 13 below.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
         SECTION 16(A) OF THE EXCHANGE ACT.

         The directors and executive officers of the Company, their ages and their positions with the Company are as follows:



NAME                                     AGE           POSITION

James Fallacaro                           52           Chief Executive Officer, President and Chairman of the
                                                       Board

Anthony Escamilla                         35           Executive Vice President, Chief Operating Officer and
                                                       Director

Christopher Mauritz                       33           Chief Technology Officer

David Sifford                             55           Senior Vice President and Director

Corinne Fallacaro                         42           Secretary, Treasurer and Director

         JAMES FALLACARO has served as the Chief Executive Officer, President and Chairman of the Board of Falcon since its formation in 1986. Since 1991, Mr. Fallacaro has also served as President of CJS Holdings, Inc., a technology licensing company he founded. From 1986 to 1987, Mr. Fallacaro served as President, and from 1985 to 1986 as a Vice President, of Real Estate Financial Investment Corp., which was in the business of acquiring, syndicating and operating real property. From 1983 to 1985, Mr. Fallacaro was Vice President of Diversified Resources Group, a firm engaged in the business of acquiring, syndicating and managing real estate. From 1979 to 1983, Mr. Fallacaro was President of Valkyerie Technology Group, a firm engaged in licensing of foreign and domestic technology.

         ANTHONY ESCAMILLA has served as Executive Vice President, Chief Operating Officer and a director of Falcon since March 1999. Prior to joining Falcon, Mr. Escamilla served as a consultant to the Company. From July 1999 to January 2000, Mr. Escamilla was the Chief Executive and Financial Officer, and a director, of Regent Group, Inc. From November 1997 through July 1999, Mr. Escamilla was principally self employed as a financial consultant to numerous businesses, including MotorSports USA, Inc. From January 1993 through October 1997, he worked for the Long-Term Credit Bank of Japan, Ltd. in its Corporate Finance and Cross Border M&A Departments. From September 1986 through July 1990, Mr. Escamilla worked for Deloitte & Touche in its Audit Department. He earned MBA and BS degrees from the University of Texas at Austin and the University of Connecticut, respectively. Mr. Escamilla is a Certified Public Accountant.

         CHRISTOPHER MAURITZ has been Chief Technology Officer of the Company since February 2000. Prior to joining the Company, Mr. Mauritz served as a consultant to Falcon. From June 1999 through February 2000, Mr. Mauritz served as the Chief Operating and Chief Technology Officer of Oven Digital, Inc. From July 1998 through March 1999, Mr. Mauritz was the National Director for System Administration and Network Engineering of Rare Medium Inc. From November 1997 through February 2000, he was a Network Engineer and Member of the Board of Advisors for Net Exchange, Inc. From June 1997 through June
1998, Mr. Mauritz was Network Engineer and Technical Sales Consultant at New York Net, Inc. From May 1996 through June 1997, he was Director of Marketing and Director of Internet Operations at IBS Interactive, Inc. From 1992 through 1997, Mr. Mauritz was the Founder and Chief Executive Officer of Mordor International, an early public access Internet provider in the New
York metropolitan area. From November 1989 through May 1995, Mr. Mauritz held various positions in the Latin American Finance Group of The Long-Term Credit Bank of Japan, Ltd. where he was responsible for analyzing Latin American corporate finance transactions, debt restructuring, and loan portfolio management. Mr. Mauritz received a B.A. in Economics from Columbia University in 1989.

         DAVID SIFFORD has served as a Senior Vice President and a director of Falcon since September 1999. Prior to joining Falcon, Mr. Sifford served as a consultant to the Company. From 1995 to present, Mr. Sifford has operated Sifford Consulting Group, a firm that provides strategic consulting and advisory services within the cable and television industries and the entertainment sector of investment banking. From 1987 to 1995, Mr. Sifford was Executive Vice President of Tribune Entertainment Company, where he was responsible for program development, domestic and international sales and marketing for syndicated programs. From 1984 to 1987, Mr. Sifford was president of King World Enterprises, where he was responsible for the negotiation of distribution agreements, the development of a domestic and international sales force and marketing for syndicated programs. From 1969 to 1984, Mr. Sifford held various senior level positions with companies in the entertainment industry. Mr. Sifford received a Bachelor of Arts in Finance and Business from St. Andrews Presbyterian College in 1966. He is a member of The National Association of Television Program Executives ("NATPE") and INTV. Mr. Sifford was a board member of NATPE from 1976 to 1986.

         CORINNE FALLACARO has served as Secretary, Treasurer and as a director of Falcon since its inception in 1986. Ms. Fallacaro has also served as Vice-President of CJS Holdings, Inc., a private technology licensing company, since 1991. Ms. Fallacaro is the spouse of James Fallacaro, the Company's Chief Executive Officer, President and Chairman of the Board.

DIRECTOR COMPENSATION

Our directors do not receive compensation for attendance at board meetings or board committee meetings. However, our directors are reimbursed for all reasonable out-of-pocket expenses incurred in connection with their attendance at board and board committee meetings.

SECTION 16 BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The rules promulgated under Section 16(a) of the Securities Exchange Act of 1934, as amended, require the Company's officers and Directors, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies. Based solely upon a review of Forms 3, 4 and 5 furnished to the Company during the fiscal year ended May 31, 2000, the Company believes that its officers, directors and 10% stockholders have timely filed all reports required by Section 16(a) to be filed, except that each of Mark Eddinger, Anthony Escamilla, James Fallacaro and Christopher Mauritz failed to timely file a Form 3 upon their respective appointments as officers and/or directors, and Anthony Escamilla failed to timely file one Form 4, reporting an acquisition of shares of common stock.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth information concerning the compensation paid by the Company to its Chief Executive Officer and the only other executive officer of the Company who received compensation in excess of $100,000 during the fiscal years ended May 31, 2000, 1999 and 1998.


                                                                   LONG-TERM
                                                              COMPENSATION AWARDS


                                                                                                   OTHER
                                                       ANNUAL COMPENSATION                     COMPENSATION
                                                                          OTHER
                                                                          ANNUAL
NAME AND PRINCIPAL POSITION     YEAR       SALARY ($)     BONUS ($)    COMPENSATION

James Fallacaro.............    2000       250,000           0               0                     0
   President and Chairman of    1999             0           0               0                     0
the Board                       1998             0           0               0                     0


                                                                   LONG-TERM
                                                              COMPENSATION AWARDS

                                                                                                 OTHER
                                                       ANNUAL COMPENSATION                   COMPENSATION
                                                                              OTHER
                                                                              ANNUAL
NAME AND PRINCIPAL POSITION     YEAR          SALARY ($)       BONUS ($)   COMPENSATION
Mark Eddinger...............    2000         $   105,000          0         $85,936(1)            0
   President, Chief             1999                   0          0           0                   0
Operating                       1998                   0          0           0                   0
Officer, Invision Records

--------------
1 Represents the fair market value of 20,833 shares of the Company's common stock issued to Mr. Eddinger in March 2000, based on the closing price of the common stock on August 31, 2000, as reported on the OTC Bulletin Board.

EMPLOYMENT AGREEMENTS

On February 15, 2000, the Company entered into a three-year employment agreement with Mark Eddinger, which agreement was terminated effective as of August 28, 2000. Under this agreement, Mr. Eddinger was hired as the President and Chief Operating Officer of InVision Records, and the Company agreed to pay him an annual salary of $120,000. The agreement provided for bonuses based upon the Company's profitability and Mr. Eddinger's progress made towards specific goals set for his office. The agreement also provided for the grant to Mr. Eddinger of 150,000 shares of common stock, vesting at a rate of 12,500 shares per month.

In addition, on February 15, 2000, the Company entered into a consulting agreement with Star West LLC ("Star West"), of which Mr. Eddinger is the President, pursuant to which Star West provided consulting services to the Company. The term of this agreement, which was terminated on June 1, 2000, was to be continuous with Mr. Eddinger's employment with InVision Records. The agreement provided that Star West would be paid a consulting fee of $20,000 per month. In connection with the termination of this agreement on June 1, 2000, Mr. Eddinger's annual salary under his employment agreement was increased to $360,000.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information known to the Company regarding the beneficial ownership of shares of the Company's common stock as of August 31, 2000 by: (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of its common stock, (ii) each director, (iii) the Chief Executive Officer, and (iv) all executive officers and directors as a group.

         In the table below, an asterisk (*) indicates less than one percent ownership. Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of Falcon Entertainment Corp., 675 Third Avenue, 12th Floor, New York, New York 10017.

NAME AND ADDRESS OF                            AMOUNT AND NATURE OF                     PERCENTAGE
   BENEFICIAL OWNER                            BENEFICIAL OWNERSHIP                       OF CLASS

James Fallacaro                                      8,555,000                               63%

Blue Marlin, Inc.                                      850,000                              9.6%

Anthony Escamilla                                      116,666                                *

David Sifford                                           10,000                                *
   121 Lyle Lane
   Nashville, TN 37210

Corinne Fallacaro                                       76,658                                *

Officers and Directors                               8,766,657                               63%
as a group (5 persons)

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In March 1999, the Company issued James Fallacaro, the Company's Chief Executive Officer, President and Chairman of the Board, 8,500,000 shares of common stock for an aggregate purchase price of $20,000. In April 1999, the Company acquired all of the issued and outstanding shares of common stock of Independent Music Network, Inc. from Mr. Fallacaro in exchange for 100,000 shares of common stock of the Company and $50,000.

         From February 15, 2000 through May 31, 2000, the Company paid Star West, LLC, a company controlled by Mark Eddinger, the President and Chief Operating Officer of the Company's InVision subsidiary, a consulting fee of $240,000 per year pursuant to a consulting agreement dated February 15, 2000. This agreement was terminated effective as of June 1, 2000.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      The following documents are filed as part of this Form 10-KSB:

         1. FINANCIAL STATEMENTS. The following consolidated financial statements of Falcon are filed as a part of this Form 10-KSB on the pages indicated:

                                                                                                                PAGE

Report of Independent Accountants.......................................................................        F-1
Consolidated Balance Sheet as of May 31, 2000...........................................................        F-2
Consolidated  Statements of Operations for each of the years ended May 31, 2000 and 1999, and for the
period from inception (November 6, 1997) through May 31, 2000...........................................        F-3
Consolidated Statements of Changes in Stockholders' Equity for the period from inception (November 6,
1997) to May 31, 2000...................................................................................        F-4
Consolidated  Statements  of Cash Flows for each of the years ended May 31, 2000 and 1999, and for the
period from inception (November 6, 1997) through May 31, 2000...........................................        F-5
Notes to Consolidated Financial Statements..............................................................        F-6--F-12

         2. EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B.

 EXHIBIT
    NO.                                                    DESCRIPTION
------------    -------------------------------------------------------------------------------------------------------------
    3.1            Certificate of Incorporation as filed with the State of Delaware Secretary of State on March 10,
                   1986.*
    3.2            Certificate of Amendment to the Certificate of Incorporation as filed with the State of Delaware
                   Secretary of State and dated June 17, 1986.*
    3.3            Certificate of Amendment to the Certificate of Incorporation as filed with the State of Delaware
                   Secretary of State on March 19, 1999.*
    3.4            Certificate of Amendment to the Certificate of Incorporation as filed with the State of Delaware
                   Secretary of State on April 9, 1999.*
    3.5            Certificate of Amendment to the Certificate of Incorporation as filed with the State of Delaware
                   Secretary of State on December 9, 1999. **
    3.6            Bylaws.*
    10.1           Stock Purchase Agreement between Independent Music Group, Inc. and James Fallacaro dated March
                   26, 1999.*
    10.2           Network Carriage Agreement by and between Independent Music Group, Inc. and OlympuSAT, Inc. dated
                   December 6, 1999.**
    10.3           Employment Agreement between the Company and Mark Eddinger dated February 15, 2000.+
    10.4           Consulting Agreement between the Company and Star West LLC dated February 15, 2000.
    10.5           Television Station Agreement between Yahoo!, Inc. and the Company dated March 20, 2000.***
    10.6           Income and Talent Acquisition Agreement by and between InVision Records, Inc. and Harlan
                   Productions, Inc., d/b/a Matrix Music Works, dated May 8, 2000.
    10.7           Right of First Refusal Agreement by and between InVision Records, Inc. and Harlan Productions,
                   Inc., d/b/a Matrix Music Works, dated May 8, 2000
    10.8           Agreement of Lease between Royal Realty Corp. and the Company dated April 14, 2000.
    21             Subsidiaries of the Registrant.
    24             Power of Attorney (filed as part of signature page).
    27             Financial Data Schedule.

-----------------------------------------------------------------------------------------------------------------------------

* Incorporated by reference to the Company's Registration Statement on Form 10-SB filed with the SEC on June 21, 1999.

** Incorporated by reference to the Company's quarterly report on Form 10-QSB for the period ended November 30, 1999, filed with the SEC on January 14,1999.

*** Portions of this Exhibit have been omitted based upon a request for confidential treatment. The omitted material has been filed separately with the Securities and Exchange Commission.

+      Management contract.

         (b)      Reports on Form 8-K:

         None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of September, 2000.

                        FALCON ENTERTAINMENT CORP.

                        By:  /s/ James Fallacaro
                            --------------------------------------------------
                            James Fallacaro, Chairman, Chief Executive Officer President

                          POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints James Fallacaro and Anthony Escamilla, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


              SIGNATURE                               TITLE                                   DATE


    /s/  James Fallacaro                    Chairman of the Board, CEO
--------------------------------            and President (Principal Executive
          James Fallacaro                   Officer)                                   September 13, 2000


    /s/  Corrine Fallacaro                  Director, Secretary and
--------------------------------            Treasurer (Principal Financial
          Corrine Fallacaro                 and Accounting Officer)                    September 13, 2000

    /s/  Anthony Escamilla
------------------------------------
      Anthony Escamilla                     Director, Executive Vice President         September 13, 2000
                                            and Chief Operating Officer

       /s/ David Sifford
--------------------------------            Director and Senior Vice
          David Sifford                     President                                  September 13, 2000



                                                 INDEX TO EXHIBITS
  EXHIBIT
    NO.                                                      DESCRIPTION
----------------    -----------------------------------------------------------------------------------------------------

    3.1             Certificate of Incorporation as filed with the State of Delaware Secretary of State on March 10,
                    1986.*
    3.2             Certificate of Amendment to the Certificate of Incorporation as filed with the State of Delaware
                    Secretary of State and dated June 17, 1986.*
    3.3             Certificate of Amendment to the Certificate of Incorporation as filed with the State of Delaware
                    Secretary of State on March 19, 1999.*
    3.4             Certificate of Amendment to the Certificate of Incorporation as filed with the State of Delaware
                    Secretary of State on April 9, 1999.*
    3.5             Certificate of Amendment to the Certificate of Incorporation as filed with the State of Delaware
                    Secretary of State on December 9, 1999. **
    3.6             Bylaws.*
    10.1            Stock Purchase Agreement between Independent Music Group, Inc. and James Fallacaro dated March 26,
                    1999.*
    10.2            Network Carriage Agreement by and between Independent Music Group, Inc. and OlympuSAT, Inc. dated
                    December 6, 1999.**
    10.3            Employment Agreement between the Company and  Mark Eddinger dated February 15 2000.+
    10.4            Consulting Agreement between the Company and Star West LLC dated February 15, 2000.
    10.5            Television Station Agreement between Yahoo!, Inc. and the Company dated March 20, 2000.***
    10.6            Income and Talent Acquisition Agreement by and between InVision Records, Inc. and Harlan
                    Productions, Inc., d/b/a Matrix Music Works, dated May 8, 2000
    10.7            Right of First Refusal Agreement by and between InVision Records, Inc. and Harlan Productions,
                    Inc., d/b/a Matrix Music Works, dated May 8, 2000.
    10.8            Agreement of Lease between Royal Realty Corp. and the Company dated April 14, 2000.
    21              Subsidiaries of the Registrant.
    24              Power of Attorney (filed as part of signature page).
    27              Financial Data Schedule.
-------------------------------------------------------------------------------------------------------------------------

* Incorporated by reference to the Company's Registration Statement on Form 10-SB filed with the SEC on June 21, 1999.

** Incorporated by reference to the Company's quarterly report on Form 10-QSB for the period ended November 30, 1999, filed with the SEC on January 14, 1999.

*** Portions of this Exhibit have been omitted based upon a request for confidential treatment. The omitted material has been filed separately with the Securities and Exchange Commission.

+      Management contract.

--------------------------------------------------------------------------------





                        FALCON ENTERTAINMENT CORPORATION
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2000





--------------------------------------------------------------------------------

C O N T E N T S

                                                                      PAGE
--------------------------------------------------------------------------------
INDEPENDENT AUDITORS' REPORT                                          F-1

CONSOLIDATED FINANCIAL STATEMENTS

         Balance Sheet                                                F-2

         Statements of Operations                                     F-3

         Statements of Stockholders' Equity                           F-4

         Statements of Cash Flows                                     F-5

         Notes to Financial Statements                                F-6 - F-12

INDEPENDENT AUDITORS' REPORT
--------------------------------------------------------------------------------


To the Board of Directors and Stockholders
Falcon Entertainment Corporation
New York, New York


We have audited the accompanying consolidated balance sheet of Falcon Entertainment Corporation and Subsidiaries (a development stage company) as of May 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended May 31, 2000 and for the period from inception (November 6, 1997) to May 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Falcon Entertainment Corporation and Subsidiaries as of May 31, 2000, and the results of its operations and its cash flows for each of the two years in the period then ended, and for the period from inception (November 6, 1997) to May 31, 2000, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has sustained operating losses and negative cash flows from operations since inception. In the absence of achieving profitable operations and positive cash flows from operations or obtaining debt or equity financing, the Company may have difficulty meeting current obligations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                              /s/ Kaufman, Rossin & Co.
                              ------------------------------
                              KAUFMAN, ROSSIN & CO.

Miami, Florida
August 23, 2000

FALCON ENTERTAINMENT CORPORATION & SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
MAY 31, 2000

--------------------------------------------------------------------------------
ASSETS
--------------------------------------------------------------------------------
CURRENT ASSETS
     Cash and equivalents                                          $  1,829,580
     Certificates of deposit                                            150,928
     Prepaid expenses (Note 3)                                          396,209
--------------------------------------------------------------------------------
         Total current assets                                         2,376,717

PREPAID ARTIST FEES (NOTE 4)                                            255,084

CERTIFICATE OF DEPOSIT (NOTE 9)                                         348,499

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
   $6,717 (Note 7)                                                      444,535

OTHER ASSETS                                                             90,900
--------------------------------------------------------------------------------

              TOTAL ASSETS                                         $  3,515,735
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

CURRENT LIABILITIES
     Note payable - stockholder (Note 8)                           $    393,834
     Accounts payable and accrued expenses                            1,112,943
     Distribution payable - stockholder                                  50,000
--------------------------------------------------------------------------------
         Total current liabilities                                    1,556,777

STOCKHOLDERS' EQUITY (NOTE 10)                                        1,958,958
--------------------------------------------------------------------------------

              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $  3,515,735
================================================================================

                             See accompanying notes.

FALCON ENTERTAINMENT CORPORATION & SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------------------
                                                                               Period From
                                                                                Inception
                                                                               (November 6,
                                          Year ended       Year ended         1997) through
                                         May 31, 2000     May 31, 1999         May 31, 2000
--------------------------------------------------------------------------------------------
REVENUES:
     Dividend income                     $     71,672     $       10,046      $      93,915
     Interest income                            4,877                  -              4,877
--------------------------------------------------------------------------------------------
         Total revenues                        76,549             10,046             98,792
--------------------------------------------------------------------------------------------

EXPENSES:
     Advertising                            3,567,956                  -          3,567,956
     Broadcasting fees                        226,000                  -            226,000
     Compensation                             749,580                  -            749,580
     Consulting                               399,067              5,000            404,067
     General and administrative               197,373             28,591            250,698
     Interest                                  16,347             30,574             73,770
     Production costs                         306,874                  -            306,874
     Professional fees                        130,194              8,500            138,694
     Matrix agreement costs (Note 6)          350,000                  -            350,000
--------------------------------------------------------------------------------------------
         Total expenses                     5,943,391             72,665          6,067,639
--------------------------------------------------------------------------------------------

NET LOSS                                 $  5,866,842     $       62,619      $   5,968,847
============================================================================================

NET LOSS PER SHARE                       $       (.57)    $         (.01)     $        (.60)
============================================================================================

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING             10,265,911          9,636,475          9,881,666
============================================================================================


                             See accompanying notes.

FALCON ENTERTAINMENT CORPORATION & SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (NOVEMBER 6, 1997) TO MAY 31, 2000

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                            Deficit
                                                          Common Stock, $.00005 par value;                Accumulated
                                                            20,000,000 shares authorized    Additional    During the
                                                          -------------------------------     Paid-in     Development
Transaction                                     Date           Shares      Par Value          Capital        Stage         Total
------------------------------------------------------------------------------------------------------------------------------------
Sale of stock for cash ($.01 per share)       11/6/1997         100,000     $    5         $      995     $         -   $     1,000

Net loss from inception (November 6, 1997)
   to May 31, 1998                                -                   -          -                 -          (39,386)      (39,386)
------------------------------------------------------------------------------------------------------------------------------------
Balance - May 31, 1998                            -             100,000          5                995         (39,386)      (38,386)

Acquisition of assets of Falcon
   Entertainment Corporation
   ($.006 per share)                          4/26/1999       9,536,475        477             54,248               -        54,725

Special distribution to shareholder           4/26/1999               -          -            (50,000)              -       (50,000)

Net loss for the year ended May 31, 1999          -                   -          -                  -         (62,619)      (62,619)
------------------------------------------------------------------------------------------------------------------------------------
Balance - May 31, 1999                            -           9,636,475        482              5,243        (102,005)      (96,280)

Redemption of shares (Note 10)                 6/1/1999         (50,000)        (3)          (124,997)              -      (125,000)

Issuance of common stock for compensation     6/28/1999          50,000          3            124,997               -       125,000

Issuance of common stock for consulting
   services                                   8/23/1999           5,000          -             12,500               -        12,500

Issuance of common stock for compensation     8/23/1999          50,000          3            124,997               -       125,000

Issuance of common stock for consulting
   services                                   12/3/1999          10,000          1             25,000               -        25,000


Issuance of common stock for compensation     3/21/2000          45,832          2            114,578               -       114,580

Issuance of common stock under Private
   Placement                                  3/31/2000       3,400,000        170          8,499,830               -     8,500,000

Private placement offering costs              3/31/2000               -          -         (1,105,000)              -    (1,105,000)

Issuance of common stock for rent              4/5/2000           5,000          -             12,500               -        12,500

Issuance of common stock for consulting
   services                                   5/15/2000          90,000          4            224,995               -       225,000

Issuance of common stock for consulting
   services                                   5/19/2000           5,000          -             12,500               -        12,500

Net loss for the year ended May 31, 2000          -                   -          -                  -      (5,866,842)   (5,866,842)
------------------------------------------------------------------------------------------------------------------------------------

Total                                                        13,247,307     $  662        $ 7,927,143     $ (5,968,847) $ 1,958,958
====================================================================================================================================

                                              See accompanying notes.

FALCON ENTERTAINMENT CORPORATION & SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                     Period From
                                                                                                                      Inception
                                                                                                                    (November 6,
                                                                              Year ended          Year ended        1997) through
                                                                             May 31, 2000        May 31, 1999       May 31, 2000
----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                 $ (5,866,842)       $   (62,619)      $ (5,968,847)
---------------------------------------------------------------------------------------------------------------------------------
    Adjustments to reconcile net loss to net cash used in
       operating activities:
       Depreciation and amortization                                                6,717                  -              6,717
       Common stock issued for compensation                                       614,580                  -            614,580
       Common stock issued for consulting services                                275,000                  -            275,000
       Common stock issued for rent                                                12,500                  -             12,500
       Changes in operating assets and liabilities:
          Prepaid expenses                                                       (396,209)                 -           (396,209)
          Prepaid artist fees                                                    (255,084)                 -           (255,084)
          Security deposit                                                        (90,000)                 -            (95,600)
          Other assets                                                                  -              4,700              4,700
          Accrued expenses                                                      1,107,443             36,074          1,170,366
          Accrued interest                                                        (57,423)                 -            (57,423)
---------------------------------------------------------------------------------------------------------------------------------
              Total adjustments                                                 1,217,524             40,774          1,279,547
---------------------------------------------------------------------------------------------------------------------------------
                 Net cash used in operating activities                         (4,649,318)           (21,845)        (4,689,300)
---------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash balances of company acquired                                                   -             54,725             54,725
    Purchase of certificates of deposit                                          (499,427)                 -           (499,427)
    Purchases of property and equipment                                          (451,252)                 -           (451,252)
---------------------------------------------------------------------------------------------------------------------------------
                 Net cash provided by (used in) investing activities             (950,679)            54,725           (895,954)
---------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans from (repayment to) stockholder, net                                       (227,638)          (243,528)            18,834
Net proceeds from the issuance of common stock                                  7,395,000                  -          7,396,000
---------------------------------------------------------------------------------------------------------------------------------
                 Net cash provided by (used in) financing activities            7,167,362           (243,528)         7,414,834
---------------------------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                     1,567,365           (210,648)         1,829,580

CASH AND EQUIVALENTS - BEGINNING                                                  262,215            472,863                  -
---------------------------------------------------------------------------------------------------------------------------------

CASH AND EQUIVALENTS - ENDING                                                $  1,829,580       $    262,215       $  1,829,580
=================================================================================================================================

Supplemental Disclosures:
----------------------------------------------------------------------------------------------------------------------------------

    Interest paid                                                            $     73,770       $           -       $     73,770
=================================================================================================================================

    Income taxes paid                                                        $          -       $           -       $          -
=================================================================================================================================

Non-Cash Investing and Financing Activities:
----------------------------------------------------------------------------------------------------------------------------------

On June 1, 1999, 50,000 shares of common stock valued at $125,000 were converted to a note payable.

                             See accompanying notes.

FALCON ENTERTAINMENT CORPORATION & SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
NOTE 1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------
                  BASIS OF CONSOLIDATION

                  The consolidated financial statements include the accounts of Falcon Entertainment Corporation (Falcon) and its subsidiaries, Independent Music Network, Inc. (IMN), Independent Music Channel, Inc. (IMC) d/b/a Ecity Records, InVision Records, Inc., and Jump2web.com Corporation (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

                  ORGANIZATION AND BUSINESS ACTIVITY

                  The Company is a diversified entertainment company that broadcasts music videos of amateur and professional artists over cable and direct satellite television on its television channel, IMNTV, and that webcasts those videos over the Internet through its web site, www.IMNTV.com. It also operates two record labels, InVision Records and Ecity Records through which it intends to produce and mass market the music of artists and bands, including certain of those who submit videos for broadcast over IMNTV. The Company further intends to develop its web site into a web portal to promote its products and services, promote the musicians signed to its record labels, provide music news and related informational services and provide links to related web sites.

                  The Company was incorporated in March 1986 under the laws of the State of Delaware under the name AVTR Systems, Inc. In April 1999, the Company changed its name to Independent Music Group, Inc. and in December 1999 it changed its name to Falcon Entertainment Corporation. In April 1999, the Company acquired all of the issued and outstanding capital stock of Independent Music Network, Inc., a Delaware corporation, from the Company's President, Chief Executive Officer and Chairman.

                  The Company is considered to be in the development stage, and the accompanying financial statements represent those of a development stage company.

                  CASH AND EQUIVALENTS

                  Cash and equivalents consist of cash and all highly liquid investments readily convertible to cash. The Company, from time to time, maintains cash balances in excess of federally insured limits.

                  ADVERTISING COSTS

                  Advertising costs are charged to operations when incurred. Costs of communicating advertising are incurred when the service has been received. Advertising expense amounted to $3,567,956 for the year ended May 31, 2000.

--------------------------------------------------------------------------------
NOTE 1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

                  INCOME TAXES

                  The Company accounts for income taxes according to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires a liability approach to calculating deferred income taxes.

                  USE OF ESTIMATES

                  The accounting and reporting policies of the Company are in conformity with generally accepted accounting principles. The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses for the periods presented. Actual results could differ from those estimates.

                  The Company has recorded a deferred tax asset of approximately $2,520,000 at May 31, 2000 which is completely offset by a valuation allowance. Realization of the deferred tax asset is dependent on generating sufficient taxable income in the future. The amount of deferred tax asset considered realizable could change in the near term if estimates of future taxable income are increased.

                  FAIR VALUE OF FINANCIAL INSTRUMENTS

                  Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" requires that the Company disclose estimated fair values for its financial instruments. The carrying value of the cash and equivalents and certificates of deposit approximates fair value. The carrying value of notes payable - stockholder approximates fair value as the interest rate is not significantly different from market rates available to the Company.

                  PROPERTY AND EQUIPMENT

                  Property and equipment is recorded at cost. Expenditures for major betterments and additions are charged to the asset accounts, while replacements, maintenance and repairs which do not extend the lives of the respective assets are charged to expense in the period incurred.

                  DEPRECIATION AND AMORTIZATION

                  Depreciation and amortization of property and equipment is computed using straight-line methods over the estimated useful lives of the assets. Amortization of leasehold improvements is computed on a straight-line basis of the shorter of the estimated useful lives of the assets or the remaining term of the related lease. The range of useful lives is as follows:


                         Machinery and equipment                   5 years
                         Computer and office equipment             5 years
                         Computer software                         3 years
                         Leasehold improvements                   10 years

--------------------------------------------------------------------------------
NOTE 1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

                  NET LOSS PER SHARE

                  Net loss per share is computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share," based on the weighted average number of common shares outstanding, restated to give effect to the recapitalization. Outstanding stock warrants were not considered in the calculation of weighted average number of common shares outstanding, as their effect would have been anti-dilutive.

                  ADVANCES TO ARTISTS AND PRODUCERS

                  In accordance with Statement of Financial Accounting Standards No. 50, "Financial Reporting in the Record and Music Industry", advances to artists and producers are capitalized as an asset when the current popularity and past performance of the artist or producer provides a sound basis for estimating the probable future recoverability of such advances from future royalties to be earned by the artist or producer. Advances are charged to expense as subsequent royalties are earned by the artist. Any portion of advances that appear not to be recoverable, are charged to expense during the period that the advances are deemed to be non-recoverable.

                  The cost of a record master borne by the record company shall be reported as an asset if the past performance and current popularity of the artist provides a sound basis for estimating that the cost will be recovered from future sales. Otherwise, that cost shall be charged to expense. The amount recognized as an asset shall be amortized over the estimated life of the recorded performance using a method that reasonably relates the amount to the net revenue expected to be realized.

                  RECLASSIFICATION

                  Certain amounts included in the 1999 financial statements have been reclassified to conform with the 2000 statement presentation.

--------------------------------------------------------------------------------
NOTE 2.           GOING CONCERN
--------------------------------------------------------------------------------

                  The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has incurred significant operating losses and negative cash flows from operations since inception.

                  The Company's ability to continue as a going concern is dependent upon achieving profitable operations and positive cash flows from operations or obtaining debt or equity financing. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                  Management is attempting to raise additional capital of up to $5 million through a private placement on a best efforts basis, which will assist the Company in funding operations and provide the opportunity for the Company to continue as a going concern. Management believes it will be successful in raising capital sufficient to continue operations.

--------------------------------------------------------------------------------
NOTE 3.           PREPAID EXPENSES
--------------------------------------------------------------------------------

                  At May 31, 2000, prepaid expenses consisted of the following:

                  Prepaid expenses                            $      20,987
                  Prepaid advertising                               324,010
                  Prepaid consulting                                 10,000
                  Prepaid rent                                       41,212
                  --------------------------------------------------------------

                  Total prepaid expenses                      $     396,209
                  ==============================================================

--------------------------------------------------------------------------------
NOTE 4.           PREPAID ARTIST FEES
--------------------------------------------------------------------------------

                  The Company entered into a contract with an established artist in which they paid the artist an initial fee of $250,000, plus legal fees of $10,000. These fees are being amortized on a straight-line basis over the estimated life of the contract of approximately two years.

--------------------------------------------------------------------------------
NOTE 5.           INCOME TAX BENEFIT
--------------------------------------------------------------------------------

                  The income tax benefit consisted of the following:

                                                            Years ended
                                                    ----------------------------
                                                     May 31, 2000   May 31, 1999
                  --------------------------------------------------------------
                  Federal                            $  1,994,726    $  21,290
                  State                                   212,966        2,273
                  Increase in valuation allowance      (2,207,692)     (23,563)
                  --------------------------------------------------------------

                                                     $          -    $       -
                  ==============================================================

                  Deferred income taxes of approximately $2,520,000 are comprised of net operating loss carryforwards and are completely offset by a valuation allowance.

                  The difference between the tax benefits and the amounts computed by applying the federal statutory tax rates to the losses before income taxes are due to increases in the valuation allowance and state tax benefits.

                  The Company has net operating loss carryforwards totaling approximately $6,700,000, expiring in various years through 2019.

--------------------------------------------------------------------------------
NOTE 6.           MATRIX AGREEMENT COSTS
--------------------------------------------------------------------------------

                  On May 8, 2000, the Company entered into an income and talent acquisition agreement (Matrix Agreement) with Matrix Music Works (Matrix), a music production company, which currently has a number of artists in development and is a company owned by a shareholder and member of the Company's advisory board. Pursuant to the Matrix Agreement, the Company paid $250,000 for the right to receive (1) 25% of the net income, as defined, of Matrix for an indefinite period, (2) 25% of royalty income derived from Matrix's production contracts for existing artists on the "artist roster" for the term of the respective agreements between Matrix and the artist and (3) 25% of royalty income from any new artists signed by Matrix for the next five years. As recoverability of this investment is dependent upon the popularity of certain Matrix artists and there is no sound basis for estimating future royalties to be earned by these artists this amount has been expensed in the accompanying consolidated statement of operations.

                  In addition, the Company entered into a right of first refusal agreement with Matrix whereby, for $100,000, the Company received the right of first refusal to review projects and acquire an interest in these projects at fair market value. The agreement has a stated term of five years and has been expensed in the accompanying consolidated statement of operations.

--------------------------------------------------------------------------------
NOTE 7.           PROPERTY AND EQUIPMENT
--------------------------------------------------------------------------------

                  At May 31, 2000, property and equipment consisted of the following:

                  Machinery and equipment                            $    7,165
                  Leasehold improvements                                  6,185
                  Computer and office equipment                         181,180
                  Computer software                                     256,722
                  --------------------------------------------------------------
                                                                        451,252
                  Less:  accumulated depreciation and
                          amortization                                   (6,717)
                  --------------------------------------------------------------

                                                                     $  444,535
                  ==============================================================

                  Depreciation expense amounted to $6,717 for the year ended May 31, 2000.

--------------------------------------------------------------------------------
NOTE 8.           NOTE PAYABLE - STOCKHOLDER
--------------------------------------------------------------------------------

                  At May 31, 2000, note payable - stockholder consisted of amounts due to the majority stockholder and officer of the Company. The note bears interest at 10%, is unsecured and due on demand. Interest expense on the note amounted to $16,347 for the year ended May 31, 2000, $30,574 for the year ended May 31, 1999, and $73,770 for the period from inception (November 6, 1997) to May 31, 2000.

--------------------------------------------------------------------------------
NOTE 9.           COMMITMENTS
--------------------------------------------------------------------------------

                  OPERATING LEASES

                  The Company is obligated under a non-cancelable operating lease for its office facility located in New York, New York, which expires July 2010.

                  Future minimum lease payments under all non-cancelable leases comprised principally of the office lease, are as follows:

                  2001                                             $     364,534
                  2002                                                   335,821
                  2003                                                   364,534
                  2004                                                   377,167
                  2005                                                   378,316
                  Thereafter                                           1,964,452
                  --------------------------------------------------------------

                                                                   $   3,784,824
                  ==============================================================

                  Rent expense incurred under all operating leases amounted to $12,597 for the year ended May 31, 2000.

                  IRREVOCABLE STANDBY LETTER OF CREDIT

                  The Company has a $344,550 irrevocable standby letter of credit with a bank in favor of the lessor of its New York office facility. This letter of credit is collateralized by a certificate of deposit, terminates in March 2001, and is automatically extended for one year, unless written notice of termination is received thirty days prior to renewal date.

                  PRODUCTION COSTS

                  During the year ended May 31, 2000, the Company entered into recording agreements with various artists whereby, among other things, the Company is obligated to advance funds to produce master recordings. As of May 31, 2000, the future minimum commitments related to the production of these recordings was $200,000 and if certain sales levels are achieved by the artist then the Company would have additional minimum commitments of $492,500.

--------------------------------------------------------------------------------
NOTE 10.          STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                  PRIVATE PLACEMENTS

                  During March 2000, pursuant to a Private Placement Memorandum, the Company issued 3,400,000 shares of common stock for $2.50 per share. Costs associated with this offering amounted to approximately $1,105,000.

--------------------------------------------------------------------------------
NOTE 10.          STOCKHOLDERS' EQUITY (CONTINUED)
--------------------------------------------------------------------------------

                  STOCK WARRANTS

                  In connection with the private placement discussed above, the underwriter received warrants to purchase 340,000 of the Company's common stock at $2.50 per share. As of May 31, 2000, none of these warrants were exercised.

                  COMMON STOCK

                  On June 1, 1999, the Company redeemed 50,000 shares of common stock from the majority shareholder in exchange for a note payable in the amount of $125,000.

                  During the year ended May 31, 2000, the Company issued common stock for non-cash consideration which was valued at the fair market value of the common stock issued.