Form 10QSB
period 2000-08-31
FALCON ENTERTAINMENT CORP
filed 2000-10-20
CIK 1089046

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

 [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2000

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from _____________ to _____________

                         Commission File Number: 0-26443

                           FALCON ENTERTAINMENT CORP.

        (Exact name of Small Business Issuer as specified in its Charter)

                  DELAWARE                          22-281-1783

      (State or other jurisdiction of   (I.R.S. Employer Identification No.)
       incorporation or organization)

                 675 THIRD AVENUE, 12TH FLOOR NEW YORK, NY 10017

                    (Address of principal executive offices)

                                 (212) 557-5557

                           (Issuer's telephone number)

                                      NONE

              (Former Name, former address and former fiscal year,
                         if changed since last Report.)

         Check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                 ---
         APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 13,375,724 Common Stock as of October 18, 2000.

         Transitional Small Business Disclosure Format (check one):

Yes               No       X
   -----------        ------------

                           FALCON ENTERTAINMENT CORP.

                                      INDEX

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements (unaudited)

                  Condensed Consolidated Balance Sheets as of August 31, 2000 and May 31, 2000

                  Condensed Consolidated Statements of Operations for the Three Months Ended August 31, 2000 and 1999, and for the Period from Inception (November 6, 1997) through August 31, 2000

                  Condensed Consolidated Statements of Cash Flows for the Three Months Ended August 31, 2000 and 1999, and for the Period from Inception (November 6, 1997) through August 31, 2000

                  Notes to Condensed Consolidated Financial Statements

Item 2.           Plan of Operation

PART II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements contained in this report regarding matters that are not historical facts are forward-looking statements. Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. All statements which address operating performance, events or developments that management expects or anticipates to occur in the future, including statements relating to sales and earnings growth, statements expressing general optimism about future operating results, and statements regarding the Company's strategy or revenue sources, are forward-looking statements. The forward-looking statements are based on management's current views and assumptions regarding future events and operating performance. Many factors could cause actual results to differ materially from estimates contained in management's forward-looking statements including, but not limited to, those set forth under the heading "Risk Factors" in item 2 of this report. The differences may be caused by a variety of factors, including, but not limited to, adverse economic conditions, competitive pressures, inadequate capital , unexpected costs, lower revenues, net income and forecasts, the possibility of fluctuation and volatility of the Company's operating results and financial condition, inability to carry out marketing and sales plans and loss of key executives, among other things. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission (the "SEC"), including the Company's Annual Report on Form 10-QSB as filed with the SEC on September 13, 2000, that attempt to advise interested parties of certain risks and factors that may affect the Company's business. Readers are cautioned not to place undue reliance on those forward-looking statements to reflect events or circumstances occurring after the date hereof.

PART I.           FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

FALCON ENTERTAINMENT CORPORATION & SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS


----------------------------------------------------------------------------------------------------------------------------------

                                                                                      AUGUST 31, 2000
ASSETS                                                                                  (UNAUDITED)             May 31, 2000

--------------------------------------------------------------------------------- ------------------------ -----------------------

CURRENT ASSETS

     Cash and equivalents                                                           $               -        $       1,829,580
     Certificates of deposit                                                                   51,156                  150,928
     Prepaid expenses                                                                          30,488                  396,209
--------------------------------------------------------------------------------- ------------------------ -----------------------
         Total current assets                                                                  81,644                2,376,717

PREPAID ARTIST FEES                                                                           225,084                  255,084

CERTIFICATE OF DEPOSIT                                                                        374,307                  348,499

PROPERTY AND EQUIPMENT                                                                        488,099                  444,535

OTHER ASSETS                                                                                   99,900                   90,900
--------------------------------------------------------------------------------- ------------------------ -----------------------

     TOTAL ASSETS                                                                   $       1,269,034        $       3,515,735
--------------------------------------------------------------------------------- ------------------------ -----------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

--------------------------------------------------------------------------------- ------------------------ ------------------------

CURRENT LIABILITIES

     Bank overdraft                                                                 $           3,826        $               -
     Note payable - stockholder                                                               395,844                  393,834
     Accounts payable and accrued expenses                                                    656,858                1,112,943
     Distribution payable - stockholder                                                        50,000                   50,000
--------------------------------------------------------------------------------- ------------------------ ------------------------
         Total current liabilities                                                          1,106,528                1,556,777
--------------------------------------------------------------------------------- ------------------------ ------------------------

STOCKHOLDERS' EQUITY

     Common stock, par value $.00005 per share; 20,000,000 shares authorized;
         13,375,724 issued and outstanding                                                        668                      662
     Additional paid-in capital                                                             8,248,179                7,927,143
     Deficit accumulated during the development stage                             (         8,086,341)     (         5,968,847)
--------------------------------------------------------------------------------- ------------------------ ------------------------
         Total deficiency in assets                                                           162,506                1,958,958
--------------------------------------------------------------------------------- ------------------------ ------------------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $       1,269,034        $       3,515,735
--------------------------------------------------------------------------------- ------------------------ ------------------------



FALCON ENTERTAINMENT CORPORATION & SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

----------------------------------------------------------------------------------------------------------------------------------

                                                                 Three Months Ended August 31,               Period From Inception
                                                                                                              (November 6, 1997)
                                                         --------------------------------------------------        through
                                                                  2000                      1999                August 31, 2000
-------------------------------------------------------- ------------------------ ------------------------- ------------------------

REVENUES

     Dividend Income                                       $           2,633        $           1,861         $          96,548
     Interest Income                                                   7,697                         -                   12,574
-------------------------------------------------------- ------------------------ ------------------------- ------------------------
         Total revenues                                               10,330                     1,861                  109,122
-------------------------------------------------------- ------------------------ ------------------------- ------------------------

EXPENSES

     Advertising                                                     249,491                         -                3,817,447
     Broadcasting fees                                               417,149                         -                  643,149
     Compensation                                                    637,027                         -                1,386,607
     Consulting                                                       78,498                    17,345                  482,565
     General and administrative                                      379,196                     8,733                  629,894
     Interest                                                         14,635                     5,349                   88,405
     Production costs                                                204,161                         -                  511,035
     Professional fees                                               102,667                     9,470                  241,361
     Matrix agreement costs                                           45,000                         -                  395,000
-------------------------------------------------------- ------------------------ ------------------------- ------------------------
         Total expenses                                            2,127,824                    40,897                8,195,463
-------------------------------------------------------- ------------------------ ------------------------- ------------------------

NET LOSS                                                 ( $       2,117,494)     ( $          39,036)      ( $       8,086,341)
-------------------------------------------------------- ------------------------ ------------------------- ------------------------

NET LOSS PER SHARE                                       ( $            0.16)       $               -       ( $            0.79)
-------------------------------------------------------- ------------------------ ------------------------- ------------------------

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING                                    13,374,313                 9,641,310               10,193,810
-------------------------------------------------------- ------------------------ ------------------------- ------------------------


FALCON ENTERTAINMENT CORPORATION & SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


----------------------------------------------------------------------------------------------------------------------------------

                                                                                                                    Period From
                                                                                                                     Inception
                                                                                                                    (November 6,
                                                                               Three Months Ended August 31,       1997) through
                                                                                 2000                1999         August 31, 2000

-------------------------------------------------------------------------- ------------------ ------------------- -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                   ( $  2,117,494)    ( $      39,036)    ( $ 8,086,341)
-------------------------------------------------------------------------- ------------------ ------------------- -----------------
Adjustments to reconcile net loss to net cash used in operating activities:

    Depreciation and amortization                                                  32,625                   -            39,342
    Common stock issued for compensation                                          276,042                   -           890,622
    Common stock issued for consulting services                                         -                   -           275,000
    Common stock issued for talent acquisition agreement                           45,000                   -            45,000
    Common stock issued for rent                                                        -                   -            12,500
    Changes in operating assets and liabilities:
       Prepaid expenses                                                           365,721                   -     (      30,488)
       Prepaid artist fees                                                         30,000                   -     (     225,084)
       Other assets                                                        (        9,000)    (         1,980)    (      99,900)
       Accounts payable and accrued expenses                               (      456,085)             22,649           656,858
-------------------------------------------------------------------------- ------------------ ------------------- -----------------
          Total adjustments                                                       284,303              20,669         1,563,850
-------------------------------------------------------------------------- ------------------ ------------------- -----------------
              Net cash used in operating activities                        (    1,833,191)    (        18,367)    (   6,522,491)
-------------------------------------------------------------------------- ------------------ ------------------- -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Cash balances of company acquired                                                       -                   -            54,725
Purchase of certificate of deposit                                         (       19,984)                  -     (     519,411)
Maturity of certificate of deposit                                                 93,948                   -            93,948
Purchases of property and equipment                                        (       76,189)                  -     (     527,441)
-------------------------------------------------------------------------- ------------------ ------------------- -----------------
              Net cash used in investing activities                        (        2,225)                  -     (     898,179)
-------------------------------------------------------------------------- ------------------ ------------------- -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Increase in bank overdraft                                                          3,826                   -             3,826
Loans from (repayment to) stockholder, net                                          2,010     (        69,935)           20,844
Net proceeds from issuance of common stock                                              -                   -         7,396,000
-------------------------------------------------------------------------- ------------------ ------------------- -----------------
              Net cash provided by (used in) financing activities                   5,836     (        69,935)        7,420,670
-------------------------------------------------------------------------- ------------------ ------------------- -----------------

DECREASE IN CASH AND EQUIVALENTS                                           (    1,829,580)    (        88,302)                -

CASH AND EQUIVALENTS - BEGINNING                                                1,829,580             262,215                 -
-------------------------------------------------------------------------- ------------------ ------------------- -----------------

CASH AND EQUIVALENTS - ENDING                                                $          -       $    173,913        $         -
-------------------------------------------------------------------------- ------------------ ------------------- -----------------


         Notes to Condensed Consolidated Financial Statements

         BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements of Falcon Entertainment Corp. and its subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three-month period ended August 31, 2000 are not necessarily indicative of the results that may be expected for the year ending May 31, 2001. These unaudited condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 2000.

         USE OF ESTIMATES

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

         GOING CONCERN

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

         Management is attempting to raise additional capital of up to $5 million through a private placement on a best efforts basis, which will assist the Company in funding operations and provide the opportunity for the Company to continue as a going concern. Management believes, but cannot provide any assurance that, it will be successful in raising capital sufficient to continue operations.

         SUBSEQUENT EVENTS

         In October 2000, the majority shareholder loaned the Company $700,000. The loan bears interest at 10% per annum, is secured by all assets of the Company, and is due on demand.

Item 2.  Plan of Operation

         GENERAL

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

         The Company was incorporated in March 1986 under the laws of the State of Delaware under the name AVTR Systems, Inc. In April 1999, the Company changed its name to Independent Music Group, Inc., and in December 1999 it changed its name to Falcon Entertainment Corp. In April 1999, the Company acquired all of the issued and outstanding capital stock of Independent Music Network, Inc., a Delaware corporation, from the Company's President, Chief Executive Officer and Chairman.

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

         Our ability to continue as a going concern is dependent upon our ability to generate sufficient revenues from operations to meet our working capital requirements. We expect to commence the sale of television advertising time on our network during the first quarter of 2001, and we expect to distribute our first musical recording in early 2001. Until we begin to produce substantive revenues, to sustain our short term capital needs we intend to seek additional financing. Our independent public accountants have raised substantial doubt as to our ability to continue as a going concern if we are unable to obtain such funding in the near future. To meet our immediate working capital requirements, we recently borrowed $700,000 from our Chief Executive Officer. This loan is due on demand, and is secured by all of our assets.

         We may experience significant fluctuations in future operating results due to a variety of factors, including:

         - commercial acceptance of, and our ability to sell advertising time on, IMNTV;

         - the level of traffic on our Internet sites;

         - the amount and timing of capital expenditures and other costs relating to the expansion of our operations;

         - technical  difficulties or  system  downtime;

         - general economic conditions and economic conditions specific to the Internet; and

         - consumer acceptance of the artists and musicians signed by our record labels.

                                  RISK FACTORS

         IN ADDITION TO THE OTHER INFORMATION IN THIS FORM 10-QSB, THE FOLLOWING FACTORS SHOULD BE CAREFULLY CONSIDERED IN EVALUATING THE COMPANY AND ITS BUSINESS. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES FACING THE COMPANY AND THERE MAY BE ADDITIONAL RISKS THAT THE COMPANY DOES NOT PRESENTLY KNOW OF OR THAT IT MAY CURRENTLY DEEM IMMATERIAL. ALL OF THESE RISKS MAY IMPAIR THE COMPANY'S BUSINESS, PROSPECTS AND RESULTS OF OPERATIONS.

         RISKS GENERALLY RELATED TO OUR BUSINESS

         IF WE ARE UNABLE TO OBTAIN ADDITIONAL CAPITAL IN THE NEAR FUTURE, WE MAY HAVE TO CURTAIL OR CEASE OPERATIONS.

         We have historically financed our operations primarily through the sale of our securities. As of August 31, 2000, we had cash and cash equivalents of $0 and an accumulated deficit of $8,086,341. To meet our immediate working capital needs, we recently borrowed $700,000 from our Chief Executive Officer. This loan is due on demand, and is secured by all of our assets. We need to raise additional funds in the immediate future in order to meet our working capital requirements. In this regard, our independent public accountants have raised substantial doubt as to our ability to continue as a going concern. We may not be able to obtain additional financing on terms favorable to us, if at all. If adequate funds are not available to us, we may have to curtail or cease operations, which would materially harm our business and financial results. To the extent we raise additional funds through further issuances of equity or convertible debt or equity securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Furthermore, any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities.

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

         WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR LOSSES IN THE FUTURE.

         We incurred net losses of $2,117,494 in the three month period ended August 31, 2000 and $5,866,842 in the fiscal year ended May 31, 2000. Our accumulated deficit as of August 31, 2000 was $8,086,341. We have not achieved profitably and expect to continue to incur losses for the foreseeable future. We expect those losses to increase from current levels as we continue to incur expenses to develop our products and services. We believe that our business depends on our ability to significantly increase revenues and to limit our operating expenses. If our revenues fail to grow at anticipated rates or our operating expenses increase without a commensurate increase in our revenues, or we fail to adjust operating expense levels appropriately, we may never be able to achieve profitability.

         OUR QUARTERLY OPERATING RESULTS ARE LIKELY TO BE VOLATILE, AND MAY CAUSE OUR STOCK PRICE TO FLUCTUATE.

         Our future revenues and operating results are likely to vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control. Accordingly, quarter-to-quarter comparisons of our results of operations may not be indicative of future performance. It is possible that in some future periods our operating results will be below the expectations of public market analysts and investors. In this event, the price of our common stock will likely decline. Factors which may cause our revenues and operating results to fluctuate include the following:

         - our ability to attract and retain  advertisers;

         - the willingness of cable operators to broadcast our programming;

         - market acceptance of our music channel and our music releases;

         - the timing and uncertainty of sales cycles;

         - our ability to sign additional artists to our record labels;

         - our ability to enter into satisfactory manufacturing and distribution arrangements for our music recordings;

         - new services offered by current or future competitors; and

         - general economic conditions, as well as economic conditions specific to the music industry.

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

         OUR ABILITY TO ACHIEVE OR MAINTAIN PROFITABILITY WILL BE CONSTRAINED IF WE DO NOT EFFECTIVELY MANAGE OUR ANTICIPATED RAPID GROWTH.

         We expect to significantly increase our employee base as we implement our business model and develop our product and service offerings. We currently have only 7 employees. As we expand our operations, we expect to significantly increase the size of our employee base. Our management and operations are likely to be strained by this anticipated growth. To compete effectively and to manage future growth, we must improve our financial and management controls, reporting systems and procedures on a timely basis. We must also expand, train and manage our employee base. If we are not successful in managing our growth, our ability to achieve or maintain profitability may be harmed.

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

         In addition, through our agreement with OlympuSAT, Inc . ("OlympuSAT"), we are indirectly subject to regulation by the Federal Communications Commission inconnection with operations of cable television systems, satellite distribution systems and television broadcasters. From time to time there are pending before Congress various proposals which provide, among other things, for increased rate regulation of cable systems, some form of "must carry" regime for local broadcast stations, limits on the size of multiple system operators and limits on carriage of affiliated program services. In addition, legislation is periodically before Congress which would restore local authority to set cable rates, to require the Federal Communications Commission to determine whether and/or how to limit cable system ownership, and to require cable programmers to sell their product to non-cable distributors under certain circumstances. It is impossible to predict with accuracy whether any of these legislative proposals will be enacted, or, if enacted, the form they will take; however, any legislation which increases rate regulation or effects structural changes in the cable industry could have a material adverse impact on our business and operations.

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

         RISKS RELATED TO OUR TELEVISION BUSINESS

         WE ARE DEPENDENT ON OUR CONTRACT WITH OLYMPUSAT, INC. TO PROVIDE NATIONAL CABLE BROADCASTING SERVICES, AND WE ARE CURRENTLY IN BREACH OF THIS CONTRACT.

         Completion of our business plan of national television broadcasting is dependent upon OlympuSAT, Inc.'s performance of its obligations under the broadcast agreement between us and OlympuSAT to place our programming on additional cable systems. Similarly, completion of our business plan is also dependent upon our ability to perform our obligations under the broadcast agreement. Our obligations include payment of certain monthly transport fees, monthly playback fees and monthly subscriber fees. We are currently in breach of these obligations. Accordingly, OlympuSAT might discontinue performing services under the broadcast agreement, which would materially adversely affect our business. Although we are working to cure our breach, we cannot assure you that we will be able to do so in a manner satisfactory to OlympuSAT.

         WE ARE DEPENDENT ON OUR AGREEMENT WITH YAHOO! TO PROVIDE OUR NATIONAL TELEVISION MUSIC VIDEO PROGRAMMING TO THE INTERNET, AND WE ARE CURRENTLY IN BREACH OF THIS AGREEMENT.

         Completion of our business plan of distribution of music video programming on the Internet is dependent upon Yahoo's performance of its obligations under the television station agreement with Yahoo! Inc. Similarly, completion of the business plan is also dependent upon our ability to perform our obligations under the television station agreement. Our obligations include payment of approximately $8,000 per month to Yahoo! to utilize its streaming software and hardware to transmit our audio and video programming. We are currently in breach of our payment obligations. Although we are working to cure this breach, we cannot assure you that we will be able to, or that Yahoo will not cease providing services under the agreement.

         IF WE FAIL TO INCREASE THE SIZE OF THE AUDIENCE FOR OUR MUSIC CHANNEL AND WEB SITE, WE MAY NOT BE ABLE TO ATTRACT ADVERTISERS OR STRATEGIC ALLIANCES.

         Increasing the size of our audience is critical to selling advertising and to otherwise generating revenues. If we cannot increase the size of our audience, then we may be unable to attract advertisers. In addition, we may be at a relative disadvantage to other media companies with larger audiences that may be able to leverage their audiences to access more advertisers and enter into significant strategic alliances. To increase the size of our audience, we must:

         - offer compelling music content;

         - conduct effective marketing campaigns to acquire new users and consumers;

         - develop and maintain existing distribution relationships with other web sites;

         -  update and enhance the features of our web site; and

         -  offer targeted, relevant products and services.

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

         RISKS RELATED TO OUR COMMON STOCK

         OUR COMMON STOCK IS TRADED ON THE "OVER THE COUNTER BULLETIN BOARD" AND THERE IS CURRENTLY ONLY A LIMITED TRADING MARKET FOR OUR SHARES.

         Because of the limited trading market for shares of our common stock, historic market prices may not be indicative of the prices at which our shares can be bought or sold. The market price of our common stock may fall due to a number of factors, including:

         -  actual or anticipated fluctuations in our operating results;

         -  changes in expectations as to our future financial performance;

         -  availability of additional shares of common stock for public sale;

         -  changes in securities analysts' financial estimates; and

         - the operating and stock price performance of our competitors and other comparable companies.

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

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K



         (a)      Exhibits required by Item 601 of Regulation S-B

         Exhibits:

         3.1      Certificate of Incorporation as filed with the State of Delaware Secretary of State on March 10, 1986.*

         3.2      Certificate of Amendment to the Certificate of Incorporation as filed with the State of Delaware Secretary of
                  State and dated June 17, 1986.*

         3.3      Certificate of Amendment to the Certificate of Incorporation as filed with the State of Delaware Secretary of
                  State on March 19, 1999.*

         3.4      Certificate of Amendment to the Certificate of Incorporation as filed with the State of Delaware Secretary of
                  State on April 9, 1999.*

         3.5      Certificate of Amendment to the Certificate of Incorporation as filed with the State of Delaware Secretary of
                  State on December 9, 1999.**

         3.6      Bylaws.*

         10.1     Stock Purchase Agreement between Independent Music Group, Inc. and James Fallacaro dated March 26, 1999.*

         10.2     Network Carriage Agreement by and between Independent Music Group, Inc. and OlympuSAT, Inc. dated December 6,
                  1999.**

         10.3     Employment Agreement between the Company and Mark Eddinger dated February 15, 2000.***+

         10.4     Consulting Agreement between the Company and Star West LLC dated February 15, 2000.***

         10.5     Television Station Agreement between Yahoo!, Inc. and the Company dated March 20, 2000.***

         10.6     Income and Talent Acquisition Agreement by and between InVision Records, Inc. and Harlan Productions, Inc., d/b/a
                  Matrix Music Works, dated May 8, 2000.***

         10.7     Right of First Refusal Agreement by and between InVision Records, Inc. and Harlan Productions, Inc., d/b/a Matrix
                  Music Works, dated May 8, 2000.***

         10.8     Agreement of Lease between Royal Realty Corp. and the Company dated April 14, 2000.***

         10.9     Promissory Note made by the Company in favor of James Fallacaro and Corinne Fallacaro, dated October 3,  2000.

         10.10    Security Agreement executed by the Company in favor of James Fallacaro and Corinne Fallacaro, dated October 3,
                  2000.

         27.1     Financial Data Schedule

         *        Incorporated by reference to the Company's Registration
                  Statement on Form 10-SB filed with the SEC on June 21, 1999.




         ** Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the period ended November 30, 1999, filed with the SEC on January 14, 2000.

         *** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the period ended May 31, 2000, filed with the SEC on September 13, 2000.

         +        Management contract.

         (b)      Reports on Form 8-K

                  None.



                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Falcon Entertainment Corp., a Delaware corporation

BY:  /S/ JAMES FALLACARO                             Date:  October 20, 2000
------------------------
James Fallacaro, Chairman and
President (Principal Executive Officer
and Principal Financial Officer)

                                INDEX TO EXHIBITS






EXHIBIT
  NO.:   DESCRIPTION:

3.1      Certificate of Incorporation as filed with the State of Delaware Secretary of State on March 10, 1986.*

3.2      Certificate of Amendment to the Certificate of Incorporation as filed with the State of Delaware Secretary of State and dated June 17, 1986.*

3.3      Certificate of Amendment to the Certificate of Incorporation as filed with the State of Delaware Secretary of State on
         March 19, 1999.*

3.4      Certificate of Amendment to the Certificate of Incorporation as filed with the State of Delaware Secretary of State on
         April 9, 1999.*

3.5      Certificate of Amendment to the Certificate of Incorporation as filed with the State of Delaware Secretary of State on
         December 9, 1999.**

3.6      Bylaws.*

10.1     Stock Purchase Agreement between Independent Music Group, Inc. and James Fallacaro dated March 26, 1999.*

10.2     Network Carriage Agreement by and between Independent Music Group, Inc. and OlympuSAT, Inc. dated December 6, 1999.**

10.3     Employment Agreement between the Company and Mark Eddinger dated February 15, 2000.***+

10.4     Consulting Agreement between the Company and Star West LLC dated February 15, 2000.***

10.5     Television Station Agreement between Yahoo!, Inc. and the Company dated March 20, 2000.***

10.6     Income and Talent Acquisition Agreement by and between InVision Records, Inc. and Harlan Productions, Inc., d/b/a Matrix
         Music Works, dated May 8, 2000.***

10.7     Right of First Refusal Agreement by and between InVision Records, Inc. and Harlan Productions, Inc., d/b/a Matrix Music
         Works, dated May 8, 2000.***

10.8     Agreement of Lease between Royal Realty Corp. and the Company dated April 14, 2000.***

10.9     Promissory Note made by the Company in favor of James Fallacaro and Corinne Fallacaro, dated October 3, 2000.

10.10    Security Agreement executed by the Company in favor of James Fallacaro and Corinne Fallacaro, dated October 3, 2000.

27.1     Financial Data Schedule

*   Incorporated by reference to the Company's Registration Statement on Form
    10-SB filed with the SEC on June 21, 1999.

** Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the period ended November 30, 1999, filed with the SEC on January 14, 2000.

*** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the period ended May 31, 2000, filed with the SEC on September 13, 2000.

+   Management contract.
