Form 10KSB/A
period 2000-05-31
FALCON ENTERTAINMENT CORP
filed 2000-12-06
CIK 1089046

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

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

The purpose of this Form 10-KSB/A is to file an amended Exhibit 10.5 based upon the Registrant's revised request for confidential treatment with the Securities and Exchange Commission ("SEC").

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) The following documents are filed as part of this Form 10-KSB/A:

         2. EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B.


 EXHIBIT
    NO.                                                    DESCRIPTION
------------    -------------------------------------------------------------------------------------------------------------
    3.1            Certificate of Incorporation as filed with the State of Delaware Secretary of State on March 10,
                   1986.*
    3.2            Certificate of Amendment to the Certificate of Incorporation as filed with the State of Delaware
                   Secretary of State and dated June 17, 1986.*
    3.3            Certificate of Amendment to the Certificate of Incorporation as filed with the State of Delaware
                   Secretary of State on March 19, 1999.*
    3.4            Certificate of Amendment to the Certificate of Incorporation as filed with the State of Delaware
                   Secretary of State on April 9, 1999.*
    3.5            Certificate of Amendment to the Certificate of Incorporation as filed with the State of Delaware
                   Secretary of State on December 9, 1999. **
    3.6            Bylaws.*
    10.1           Stock Purchase Agreement between Independent Music Group, Inc. and James Fallacaro dated March
                   26, 1999.*
    10.2           Network Carriage Agreement by and between Independent Music Group, Inc. and OlympuSAT, Inc. dated
                   December 6, 1999.**
    10.3           Employment Agreement between the Company and Mark Eddinger dated February 15, 2000.+***
    10.4           Consulting Agreement between the Company and Star West LLC dated February 15, 2000.***
    10.5           Television Station Agreement between Yahoo!, Inc. and the Company dated March 20, 2000.****
    10.6           Income and Talent Acquisition Agreement by and between InVision Records, Inc. and Harlan
                   Productions, Inc., d/b/a Matrix Music Works, dated May 8, 2000.***
    10.7           Right of First Refusal Agreement by and between InVision Records, Inc. and Harlan Productions,
                   Inc., d/b/a Matrix Music Works, dated May 8, 2000.***
    10.8           Agreement of Lease between Royal Realty Corp. and the Company dated April 14, 2000.
    21             Subsidiaries of the Registrant.***
    27             Financial Data Schedule.***

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

*** Incorporated by reference to the Company's Form 10-KSB for the period ended May 31, 2000, filed with the SEC on September 13, 2000.

**** Filed herewith. Portions of this Exhibit have been omitted based upon a request for confidential treatment. The omitted material has been filed separately with the SEC.

+      Management contract.

         (b)      Reports on Form 8-K:

         None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of December, 2000.

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


              SIGNATURE                               TITLE                                  DATE


    /s/  James Fallacaro                    Chairman of the Board, CEO
--------------------------------            and President (Principal Executive         December 5, 2000
          James Fallacaro                   Officer)


                *                           Director, Secretary and
--------------------------------            Treasurer (Principal Financial             December 5, 2000
          Corrine Fallacaro                 and Accounting Officer)

                *
--------------------------------            Director, Executive Vice President         December 5, 2000
      Anthony Escamilla                     and Chief Operating Officer


                *
--------------------------------            Director and Senior Vice                   December 5, 2000
          David Sifford                     President

* By: /s/ James Fallacaro
      --------------------------
      James Fallacaro
      Attorney-in-fact


                                                 INDEX TO EXHIBITS

  EXHIBIT
    NO.                                                      DESCRIPTION
----------------    -----------------------------------------------------------------------------------------------------
    3.1             Certificate of Incorporation as filed with the State of Delaware Secretary of State on March 10,
                    1986.*
    3.2             Certificate of Amendment to the Certificate of Incorporation as filed with the State of Delaware
                    Secretary of State and dated June 17, 1986.*
    3.3             Certificate of Amendment to the Certificate of Incorporation as filed with the State of Delaware
                    Secretary of State on March 19, 1999.*
    3.4             Certificate of Amendment to the Certificate of Incorporation as filed with the State of Delaware
                    Secretary of State on April 9, 1999.*
    3.5             Certificate of Amendment to the Certificate of Incorporation as filed with the State of Delaware
                    Secretary of State on December 9, 1999. **
    3.6             Bylaws.*
    10.1            Stock Purchase Agreement between Independent Music Group, Inc. and James Fallacaro dated March 26,
                    1999.*
    10.2            Network Carriage Agreement by and between Independent Music Group, Inc. and OlympuSAT, Inc. dated
                    December 6, 1999.**
    10.3            Employment Agreement between the Company and  Mark Eddinger dated February 15 2000.+***
    10.4            Consulting Agreement between the Company and Star West LLC dated February 15, 2000.***
    10.5            Television Station Agreement between Yahoo!, Inc. and the Company dated March 20, 2000.****
    10.6            Income and Talent Acquisition Agreement by and between InVision Records, Inc. and Harlan
                    Productions, Inc., d/b/a Matrix Music Works, dated May 8, 2000.***
    10.7            Right of First Refusal Agreement by and between InVision Records, Inc. and Harlan Productions,
                    Inc., d/b/a Matrix Music Works, dated May 8, 2000.***
    10.8            Agreement of Lease between Royal Realty Corp. and the Company dated April 14, 2000.
    21              Subsidiaries of the Registrant.***
    27              Financial Data Schedule.***
-------------------------------------------------------------------------------------------------------------------------

* Incorporated by reference to the Company's Registration Statement on Form 10-SB filed with the SEC on June 21, 1999.

** Incorporated by reference to the Company's quarterly report on Form 10-QSB for the period ended November 30, 1999, filed with the SEC on January 14, 1999.

*** Incorporated by reference to the Company's Form 10-KSB for the period ended May 31, 2000, filed with the SEC on September 13, 2000.

**** Filed herewith. Portions of this Exhibit have been omitted based upon a request for confidential treatment. The omitted material has been filed separately with the SEC.

+      Management contract.