Form 10QSB
period 2000-11-30
FALCON ENTERTAINMENT CORP
filed 2001-02-20
CIK 1089046

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

       [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2000

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

                459 COLUMBUS AVENUE, NO. 712, NEW YORK, NY 10024

                    (Address of principal executive offices)

                                 (800) 972-3093

                           (Issuer's telephone number)

                675 THIRD AVENUE, 12TH FLOOR, NEW YORK, NY 10017

        (Former Name, former address and former fiscal year, if changed since last Report.)

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes  X    No
                                         ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
           13,400,724 shares of Common Stock as of February 15, 2001.

           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                                    YES     NO  X
                               -----------------------

                           FALCON ENTERTAINMENT CORP.

                                      INDEX

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements (unaudited)

                  Condensed Consolidated Balance Sheets as of November 30, 2000 and May 31, 2000

                  Condensed Consolidated Statements of Operations for the Six Months Ended November 30, 2000 and 1999, and for the Period from Inception (November 6, 1997) through November 30, 2000

                  Condensed Consolidated Statements of Cash Flows for the Six Months Ended November 30, 2000 and 1999, and for the Period from Inception (November 6, 1997) through November 30, 2000

                  Notes to Condensed Consolidated Financial Statements

Item 2.           Plan of Operation

PART II           OTHER INFORMATION

Item 1.           Legal Proceedings

Item 2.           Changes in Securities and Use of Proceeds

Item 6.           Exhibits and Reports on Form 8-K

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

       CERTAIN STATEMENTS CONTAINED IN THIS REPORT REGARDING MATTERS THAT ARE NOT HISTORICAL FACTS ARE FORWARD-LOOKING STATEMENTS. BECAUSE SUCH FORWARD-LOOKING STATEMENTS INCLUDE RISKS AND UNCERTAINTIES, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. ALL STATEMENTS WHICH ADDRESS OPERATING PERFORMANCE, EVENTS OR DEVELOPMENTS THAT MANAGEMENT EXPECTS OR ANTICIPATES TO OCCUR IN THE FUTURE, INCLUDING STATEMENTS RELATING TO SALES AND EARNINGS GROWTH, STATEMENTS EXPRESSING GENERAL OPTIMISM ABOUT FUTURE OPERATING RESULTS, AND STATEMENTS REGARDING THE COMPANY'S STRATEGY OR REVENUE SOURCES, ARE FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS ARE BASED ON MANAGEMENT'S CURRENT VIEWS AND ASSUMPTIONS REGARDING FUTURE EVENTS AND OPERATING PERFORMANCE. MANY FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM ESTIMATES CONTAINED IN MANAGEMENT'S FORWARD-LOOKING STATEMENTS INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH UNDER THE HEADING "RISK FACTORS" IN ITEM 2 OF THIS REPORT. THE DIFFERENCES MAY BE CAUSED BY A VARIETY OF FACTORS, INCLUDING, BUT NOT LIMITED TO, ADVERSE ECONOMIC CONDITIONS, COMPETITIVE PRESSURES, INADEQUATE CAPITAL, UNEXPECTED COSTS, LOWER REVENUES, NET INCOME AND FORECASTS, THE POSSIBILITY OF FLUCTUATION AND VOLATILITY OF THE COMPANY'S OPERATING RESULTS AND FINANCIAL CONDITION, INABILITY TO CARRY OUT MARKETING AND SALES PLANS AND LOSS OF KEY EXECUTIVES, AMONG OTHER THINGS. READERS ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY THE COMPANY IN THIS REPORT AND IN THE COMPANY'S OTHER REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "SEC"), INCLUDING THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED MAY 31, 2000, AS FILED WITH THE SEC ON SEPTEMBER 13, 2000, THAT ATTEMPT TO ADVISE INTERESTED PARTIES OF CERTAIN RISKS AND FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THOSE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES OCCURRING AFTER THE DATE HEREOF.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

FALCON ENTERTAINMENT CORPORATION & SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------


                                                                                        NOVEMBER 30, 2000
ASSETS                                                                                     (UNAUDITED)             May 31, 2000
-----------------------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
     Cash and equivalents                                                                  $      669               $1,829,580
     Certificates of deposit                                                                   65,582                  150,928
     Prepaid recording costs                                                                  200,000                        -
     Prepaid expenses                                                                          27,490                  396,209
-----------------------------------------------------------------------------------------------------------------------------------
         Total current assets                                                                 293,741                2,376,717

PREPAID ARTIST FEES                                                                           195,084                  255,084

CERTIFICATE OF DEPOSIT                                                                        360,042                  348,499

PROPERTY AND EQUIPMENT, NET                                                                   453,523                  444,535

OTHER ASSETS                                                                                    9,126                   90,900
-----------------------------------------------------------------------------------------------------------------------------------

     TOTAL ASSETS                                                                          $1,311,516               $3,515,735
-----------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
-----------------------------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
     Note payable - stockholder                                                            $  604,957               $  393,834
     Accounts payable and accrued expenses                                                  1,238,044                1,112,943
     Distribution payable - stockholder                                                        50,000                   50,000
-----------------------------------------------------------------------------------------------------------------------------------
         Total current liabilities                                                          1,893,001                1,556,777
-----------------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
     Common stock, par value $.00005 per share; 20,000,000 shares authorized;
         13,400,724 and 13,247,307 issued and outstanding                                         670                      662
     Additional paid-in capital                                                             8,301,620                7,927,143
     Deficit accumulated during the development stage                                     ( 8,883,775)             ( 5,968,847)
-----------------------------------------------------------------------------------------------------------------------------------
         Total stockholders' equity (deficiency in assets)                                (   581,485)               1,958,958
-----------------------------------------------------------------------------------------------------------------------------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)                     $1,311,516               $3,515,735
-----------------------------------------------------------------------------------------------------------------------------------


                       See accompanying notes - unaudited.

FALCON ENTERTAINMENT CORPORATION & SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

--------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------------------------------
                                                     Six Months Ended               Three Months Ended         Period From Inception
                                                       November 30,                     November 30,             (November 6, 1997)
                                         ----------------------------------- ---------------------------------      through
                                                 2000             1999             2000              1999         November 30, 2000
---------------------------------------- ----------------- ----------------- ----------------- --------------- ---------------------
REVENUES
     Dividend Income                         $     2,916        $    3,042       $       283       $    1,181        $    96,831
     Interest Income                              14,509                 -             6,812                -             19,386
---------------------------------------- ----------------- ----------------- ----------------- ----------------   ----------------
         Total revenues                           17,425             3,042             7,095            1,181            116,217
---------------------------------------- ----------------- ----------------- ----------------- ----------------   ----------------

EXPENSES
     Advertising                                 283,505                 -            34,014                -          3,851,461
     Broadcasting fees                           527,841                 -           110,692                -            753,841
     Compensation                                854,020                 -           216,993                -          1,603,600
     Consulting                                  109,534                 -            31,036                -            513,601
     General and administrative                  645,846           230,103           266,650          194,555            896,544
     Interest                                     33,157             9,167            18,522            3,818            106,927
     Production costs                            280,091                 -            75,930                -            586,965
     Professional fees                           153,359                 -            50,692                -            292,053
     Matrix agreement costs                       45,000                 -                 -                -            395,000
---------------------------------------- ----------------- ----------------- ----------------- ----------------   ----------------
         Total expenses                        2,932,353           239,270           804,529          198,373          8,999,992
---------------------------------------- ----------------- ----------------- ----------------- ----------------   ----------------

NET LOSS                                    ($ 2,914,928)      ($  236,228)     ($   797,434)     ($  197,192)      ($ 8,883,775)
---------------------------------------- ----------------- ----------------- ----------------- ----------------   ----------------

NET LOSS PER SHARE                          ($      0.22)      ($     0.02)     ($      0.06)     ($     0.02)      ($      0.85)
---------------------------------------- ----------------- ----------------- ----------------- ----------------   ----------------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                                13,379,002         9,666,393        13,383,780        9,691,475         10,452,988
---------------------------------------- ----------------- ----------------- ----------------- ----------------   ----------------


                       See accompanying notes - unaudited.

FALCON ENTERTAINMENT CORPORATION & SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

--------------------------------------------------------------------------------


                                                                                                                    Period From
                                                                                     Six Months Ended                Inception
                                                                                       November 30,                 (November 6,
                                                                           --------------------------------------   1997) through
                                                                                   2000              1999         November 30, 2000
-------------------------------------------------------------------------- ------------------ ------------------- ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                  ($2,914,928)          ($236,228)       ($8,883,775)
-------------------------------------------------------------------------- ------------------ ------------------- ------------------
    Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                               67,201                   -             73,918
       Common stock and options issued for compensation                           304,485                   -            919,065
       Common stock issued for professional services                               25,000             162,500            300,000
       Common stock issued for talent acquisition agreement                        45,000                   -             45,000
       Common stock issued for rent                                                     -                   -             12,500
       Changes in operating assets and liabilities:
          Prepaid expenses                                                        368,718                   -        (    27,490)
          Prepaid recording costs                                             (   200,000)                  -        (   200,000)
          Prepaid artist fees                                                      60,000                   -        (   195,084)
          Other assets                                                             81,775           (  26,980)       (     9,126)
          Accounts payable and accrued expenses                                   125,101              13,537          1,238,044
-------------------------------------------------------------------------- ------------------ ------------------- ------------------
              Total adjustments                                                   877,280             149,057          2,156,827
-------------------------------------------------------------------------- ------------------ ------------------- ------------------
                 Net cash used in operating activities                        ( 2,037,648)          (  87,171)       ( 6,726,948)
-------------------------------------------------------------------------- ------------------ ------------------- ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash balances of company acquired                                                   -                   -             54,725
    Purchase of certificate of deposit                                        (    24,984)                  -        (   524,411)
    Maturity of certificate of deposit                                             98,787                   -             98,787
    Purchases of property and equipment                                       (    76,189)                  -        (   527,441)
-------------------------------------------------------------------------- ------------------ ------------------- ------------------
                 Net cash used in investing activities                        (     2,386)                  -        (   898,340)
-------------------------------------------------------------------------- ------------------ ------------------- ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Loans from (repayment to) stockholder, net                                    211,123           ( 127,463)           229,957
    Net proceeds from issuance of common stock                                          -                   -          7,396,000
-------------------------------------------------------------------------- ------------------ ------------------- ------------------
                 Net cash provided by (used in) financing activities              211,123           ( 127,463)         7,625,957
-------------------------------------------------------------------------- ------------------ ------------------- ------------------

DECREASE IN CASH AND EQUIVALENTS                                              ( 1,828,911)          ( 214,607)               669

CASH AND EQUIVALENTS - BEGINNING                                                1,829,580             262,215                  -
-------------------------------------------------------------------------- ------------------ ------------------- ------------------

CASH AND EQUIVALENTS - ENDING                                                  $      669            $ 47,608         $       669
-------------------------------------------------------------------------- ------------------ ------------------- ------------------



                       See accompanying notes - unaudited.

         Notes to Condensed Consolidated Financial Statements (Unaudited)

         BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements of Falcon Entertainment Corp. and its subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. Operating results for the six-month period ended November 30, 2000 are not necessarily indicative of the results that may be expected for the year ending May 31, 2001. These unaudited condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended
May 31, 2000.

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

         NET LOSS PER SHARE

         Net loss per share is computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share," based on the weighted average number of common shares outstanding, restated to give effect to the recapitalization. Outstanding stock options and warrants were not considered in the calculation of weighted average number of common shares outstanding, as their effect would have been anti-dilutive.

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

         Management is attempting to raise additional capital to assist the Company in funding operations and provide the opportunity for the Company to continue as a going concern. Management believes, but cannot provide any assurance that, it will be successful in raising capital sufficient to continue operations.

         LEGAL PROCEEDINGS

         In November 2000, OlympuSAT, Inc. filed suit against the Company, James Fallacaro and Anthony Escamilla in Circuit Court in Palm Beach County, Florida. OlympuSAT alleges breach of contract, fraudulent inducement and breach of an implied duty of good faith and fair dealing arising out of the Network Carriage Agreement entered into between the Company and OlumpuSAT on December 6, 1999, which Agreement was terminated in November 2000. The complaint filed by OlympuSAT indicates that it is seeking an indeterminate amount of damages. The Company believes that the claims asserted in the complaint are without merit, and plans to vigorously defend its position. However, the Company is unable to predict the outcome of the matter at this time.

         NOTE PAYABLE -- STOCKHOLDER

         Note payable -- stockholder bears interest at 10% per annum, is secured by substantially all assets of the Company and is due on demand.

         STOCK OPTIONS

         On November 1, 2000, the Company granted options to puchase an aggregate of one million shares of common stock to various employees and a consultant. The options are exercisable immediately at $1.00 per share and expire on October 31, 2010.

         SUBSEQUENT EVENTS

         In January 2001, the Company defaulted on its rental lease and stipulated to relinquish a certificate of deposit in the amount of approximately $360,000 to the landord. This amount was comprised principally of unpaid rent of approximately $150,000, brokers' fees of approximately $113,000, construction fees of approximately $48,000 and other legal and professional fees.

         Item 2. Plan of Operation

         GENERAL

         Falcon Entertainment Corp. (collectively with its subsidiaries, "Falcon" or the "Company") is a diversified entertainment company that webcasts music videos of amateur and professional artists over the Internet through its web site, www.IMNTV.com, and that intends to broadcast those videos over cable and direct satellite television on a corresponding television channel, IMNTV. It also operates a record label, InVision Records, and intends to commence operations of a second record label, Ecity Records. Through these labels, the Company intends to produce and mass market the music of artists and bands, including certain of those who submit videos for broadcast over IMNTV. It further intends to develop its web site into a web portal to promote the Company's products and services, promote the musicians signed to its record labels, provide music news and related informational services and provide links to related web sites.

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

         PLAN OF OPERATION

         Our current plan of operation for the next twelve months includes the development of our broadcast strategy and the re-launch of our programming over national cable television, the continued design and development of our corporate web site, and the development of our record labels, InVision Records and Ecity Records.

         We originally began broadcasting content over our IMNTV music channel, in a limited number of markets and during a limited number of time periods, on June 1, 2000. As previously announced, in November 2000 we terminated our original network carriage agreement for the distribution of our programming, and our channel has not been broadcast in any television markets since approximately September 2000. We are currently seeking alternative arrangements to distribute our television programming so that we can re-launch our cable television channel.

         We expect that our primary sources of revenue will be derived from our IMNTV music channel and web site, and from InVision Records. We anticipate that IMNTV will generate revenues primarily from advertising sales, video broadcasts and merchandising opportunities. We anticipate that revenue streams from InVision will be generated from the sales and licensing of musical recordings, representation and ownership of music publishing, licensing of published and non-published musical compositions and the licensing and merchandising of products related to the artists and musicians we sign. We solicit videotapes from amateur and professional musicians for broadcast over IMNTV, with the expectation of producing and mass marketing certain of this music under our record labels. To accomplish our goal, we plan to conduct and coordinate all advertising, band recruiting and video editing as well as facilitate the broadcast of the music videos, production and mass marketing the music of bands we sign.

         Our ability to continue as a going concern is dependent upon our ability to generate sufficient revenues from operations to meet our working capital requirements. We expect to distribute our first musical recording in April 2001. Until we begin to produce substantive revenues, to sustain our short term capital needs we intend to seek additional financing. Our independent public accountants have raised substantial doubt as to our ability to continue as a going concern if we are unable to obtain such funding in the near future. To meet our immediate working capital requirements, we have from time to time borrowed funds from our Chief Executive Officer. As of November 30, 2000, we owed approximately $730,000 to our Chief Executive Officer, and we have borrowed an additional amount of approximately $273,000 since that date (as of February 20, 2001). $700,000 of this loan is represented by a secured promissory note and corresponding security agreement executed by the Company in October 2000, which provide that such amount is due on demand, and is secured by all of our assets.

         We may experience significant fluctuations in future operating results due to a variety of factors, including:

         - our ability to re-launch the distribution of our IMNTV television channel;

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

         RISKS GENERALLY RELATED TO OUR BUSINESS

         IF WE ARE UNABLE TO OBTAIN ADDITIONAL CAPITAL IN THE NEAR FUTURE, WE MAY HAVE TO CURTAIL OR CEASE OPERATIONS.

         We have historically financed our operations primarily through the sale of our securities. As of November 30, 2000, we had cash and cash equivalents of $669 and an accumulated deficit of $8,883,775. To meet our immediate working capital needs, we have from time to time borrowed funds from our Chief Executive Officer. As of November 30, 2000 we owed approximately $730,000 to our Chief Executive Offficer, and we have borrowed an additional amount of approximately $273,000 since that date (as of February 20, 2001). $700,000 of this loan is represented by a secured promissory note and corresponding security agreement executed by the Company in October 2000, which provide that such amount is due on demand, and is secured by all of our assets. We need to raise additional funds in the immediate future in order to meet our working capital requirements. In this regard, our independent public accountants have raised substantial doubt as to our ability to continue as a going concern. We may not be able to obtain additional financing on terms favorable to us, if at all. If adequate funds are not available to us, we may have to curtail or cease operations, which would materially harm our business and financial results. To the extent we raise additional funds through further issuances of equity or convertible debt or equity securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Furthermore, any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities.

         WE HAVE A LIMITED OPERATING HISTORY THAT MAKES AN EVALUATION OF OUR BUSINESS DIFFICULT.

Although we incorporated in March 1986, we did not begin developing our current business model until 1999. We only began broadcasting content over our music channel, in a limited number of markets and during a limited number of time periods, on June 1, 2000. In November 2000 we terminated our original network carriage agreement for the distribution of our programming, and our channel has not been broadcast in any television markets since approximately September 2000. In addition, as of November 30, 2000 we had signed only three artists to our record labels, and we do not anticipate distributing any our first musical recording until April 2001. Our extremely limited operating history makes it difficult to evaluate our current business and prospects or to accurately predict our future revenues or results of operations. Our business model, and accordingly our revenue and income potential, is new and unproven. In addition, we are subject to risks and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets.

         WE NEED TO ENTER INTO SATISFACTORY DISTRIBUTION ARRANGEMENTS FOR THE BROADCAST OUR PROGRAMMING OVER TELEVISION.

         In November 2000 we terminated our original network carriage agreement for the distribution of our programming over cable television channels, and our IMNTV television channel has not been broadcast in any markets since approximately September 2000. In order to achieve our goal of creating a new cable television music channel, we will need to enter into arrangements with one or more third parties to place our programming on cable and direct satellite systems, or we will need to enter into arrangements directly with cable and direct satellite systems to broadcast our programming. There can be no assurance that we will be able to do so. If we are not successful in entering into such arrangements on terms satisfactory to us, we may never be able to develop our business as anticipated.

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

         WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR LOSSES IN THE FUTURE.

         We incurred net losses of $2,914,928 in the six month period ended November 30, 2000 and $5,866,842 in the fiscal year ended May 31, 2000. Our accumulated deficit as of November 30, 2000 was $8,883,775. We have not achieved profitably and expect to continue to incur losses for the foreseeable future. We expect those losses to increase from current levels as we continue to incur expenses to develop our products and services. We believe that our business depends on our ability to significantly increase revenues and to limit our operating expenses. If our revenues fail to grow at anticipated rates or our operating expenses increase without a commensurate increase in our revenues, or we fail to adjust operating expense levels appropriately, we may never be able to achieve profitability.

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

         There are a number of television channels already on the market that offer music entertainment to their viewers. These channels are backed by large organizations that have more resources than we do. We expect to compete, directly and indirectly, with these and other channels for viewers, consumers, content and service providers, advertisers and sponsors. To be competitive, we must enhance our services and content on a timely and cost-effective basis. There can be no assurance that we will be successful in attracting viewers, advertisers, sponsors or adapting our web site or, if re-launched, our television channel to user requirements or emerging industry standards. Similarly, the market for recorded music is dominated by the major record companies, certain of which are a part of larger entertainment conglomerates, and have recording divisions with significant financial resources and promotional budgets and large artist and repertoire staffs to compete for a limited number of promising recording artists, producers and writers. Although we intend to use our web site and, if re-launched, our television channel to promote the videos of our artists, there is also intense competition within the recording industry for "air time" by radio disc jockeys, which is essential to gain attention and create demand for recordings. There can be no assurance that any of our labels' artists, recordings or music videos will gain the exposure required to generate significant market interest or that we will be able to compete successfully.

         We expect to compete with various forms of entertainment which provide similar value, including movies, video and audio cassettes, broadcast television, cable programming, special pay-per-view events, sporting events and other forms of entertainment which may be less expensive or provide other advantages to our targeted viewers. We also expect to compete for advertising dollars with traditional media. In addition, there can be no assurance that other companies are not developing or will not seek to develop similar networks. If our network is successful, it is possible that other companies may seek to enter or capitalize on such a market and compete directly with us. Many of these companies may have substantially greater financing, personnel, technical and other resources than we do and may have well-established reputations for success in the development, promotion and marketing of entertainment events. There can be no assurance that we will be able to compete successfully with these other entities.

         SUCCESS BY OLYMPUSAT IN ITS LAWSUIT AGAINST US RELATING TO OUR TERMINATION OF OUR NETWORK CARRIAGE AGREEMENT COULD HARM OUR BUSINESS.

         In November 2000, OlympuSAT, Inc. filed suit against us, James Fallacaro and Anthony Escamilla in Circuit Court in Palm Beach County, Florida. OlympuSAT alleges breach of contract, fraudulent inducement and breach of an implied duty of good faith and fair dealing arising out of the Network Carriage Agreement entered into between us and OlympuSAT on December 6, 1999, which Agreement was terminated in November 2000. The complaint filed by OlympuSAT indicates that it is seeking an indeterminate amount of damages.

         In connection with this lawsuit, we have incurred, and expect to continue to incur, substantial legal fees and expenses. This lawsuit has diverted, and is expected to continue to divert, the efforts and attention of our management. As a result, our defense of this lawsuit, regardless of its eventual outcome, has been, and will continue to be, costly and time consuming. If we are unable to successfully defend this lawsuit, we could be required to pay significant monetary damages to OlympuSAT and our business could be harmed.

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

         OUR ABILITY TO ACHIEVE OR MAINTAIN PROFITABILITY WILL BE CONSTRAINED IF WE DO NOT EFFECTIVELY MANAGE OUR ANTICIPATED RAPID GROWTH.

         We expect to significantly increase our employee base as we implement our business model and develop our product and service offerings. We currently have only four employees. If we expand our operations as anticipated, we expect to significantly increase the size of our employee base. Our management and operations are likely to be strained by this anticipated growth. To compete effectively and to manage future growth, we must improve our financial and management controls, reporting systems and procedures on a timely basis. We must also expand, train and manage our employee base. If we are not successful in managing our growth, our ability to achieve or maintain profitability may be harmed.

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

         In addition, if we are able to enter into arrangements with one or more cable operators or other third parties to distribute our programming over cable and/or direct satellite television, we may become indirectly subject to regulation by the Federal Communications Commission in connection with operations of cable television systems, satellite distribution systems and television broadcasters. From time to time there are pending before Congress various proposals which provide, among other things, for increased rate regulation of cable systems, some form of "must carry" regime for local broadcast stations, limits on the size of multiple system operators and limits on carriage of affiliated program services. In addition, legislation is periodically before Congress which would restore local authority to set cable rates, to require the Federal Communications Commission to determine whether and/or how to limit cable system ownership, and to require cable programmers to sell their product to non-cable distributors under certain circumstances. It is impossible to predict with accuracy whether any of these legislative proposals will be enacted, or, if enacted, the form they will take; however, any legislation which increases rate regulation or effects structural changes in the cable industry could have a material adverse impact on our business and operations.

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

         IF WE FAIL TO ATTRACT A LARGE AUDIENCE FOR OUR MUSIC CHANNEL AND WEB SITE, WE MAY NOT BE ABLE TO ATTRACT ADVERTISERS OR STRATEGIC ALLIANCES.

         Attracting and maintaining a large audience is critical to selling advertising and to otherwise generating revenues. If we cannot attract and maintain a large audience for our web site and, if re-launched, our television channel, then we may be unable to attract advertisers. In addition, we may be at a relative disadvantage to other media companies with larger audiences that may be able to leverage their audiences to access more advertisers and enter into significant strategic alliances. To attract and maintain a large audience, we must:

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

         OUR BUSINESS IS DEPENDENT UPON THE DISTRIBUTION OF OUR PROGRAMMING THROUGH CABLE TELEVISION SYSTEMS.

         IMNTV must compete for a limited amount of broadcast space on cable television systems with a large number of well-established programmers supplying a variety of alternative programming. We expect that our ability to generate revenues through sales of advertising time on IMNTV will be dependent in large part on our ability to distribute our television programming to a large audience. We do not know how many cable televisions systems have channels available for, or any interest in, programming featuring independent music interests or whether we will be able to secure available channels for our programming on a profitable basis. Accordingly, we cannot assure you that we will be able to secure channel space in any markets or be able to expand our operations as planned. If we are unable to distribute our channel and its programming in a large number of markets, our ability to generate revenues and our results of operations would be adversely affected.

         IF WE ARE UNABLE TO ATTRACT ADVERTISERS AND SPONSORS TO IMNTV, OUR BUSINESS WOULD BE HARMED.

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

         RECORD PRODUCTION AND PROMOTION ACTIVITIES ARE SPECULATIVE AND ARE SUBJECT TO ALL OF THE RISKS GENERALLY ASSOCIATED WITH THE RECORDING INDUSTRY.

         Many commercial recordings released in the United States do not earn sufficient gross receipts to cover the costs of production, promotion, marketing and distribution and to return initial investments. Production costs and promotion, marketing and distribution expenses, as well as third-party participation costs payable to producers, recording artists and others, which reduce potential revenues derived from record sales, have increased significantly in recent years. Our future operating results will depend on numerous factors beyond our control, such as the popularity and timing of other recordings being released, retail prices, national, regional and local economic conditions, changes in consumer demographics and critical reviews and public tastes and preferences, which change rapidly and cannot be accurately predicted. Our ability to plan for record production and promotional activities will be significantly affected by our ability to anticipate and respond to changes in consumer tastes and preferences, primarily those consumers comprising our target market. A decline in the popularity of pre-recorded music, in the recording industry generally or in our particular market segments could materially adversely affect our business prospects and financial results. In addition, the initial recording we expect to release is a motion picture soundtrack. If the release date of the motion picture is delayed or cancelled, or if the motion picture is not a commercial success, this recording may not be successful and our business and operating results may be harmed.

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

         WE WILL BE DEPENDENT ON AGREEMENTS WITH DISTRIBUTORS TO DISTRIBUTE MUSIC RECORDED FOR OUR RECORD LABELS.

         Our success will be largely dependent upon the marketing efforts of our distributors. To date, we have entered into only one distribution agreement, and this agreement applies only to the motion picture soundtrack that we expect will be our initial musical recording available for distribution. The distributor we have engaged, and any other distributors we may engage, will continue to distribute other recordings, including recordings in which they may have a large financial interest and, accordingly, more incentive to actively distribute. If we are unable to enter into distribution agreements with recognized distributors on terms satisfactory to us, or if such distribution agreements are cancelled after inception, our business and results of operations will be adversely affected.

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

         RISKS RELATED TO OUR COMMON STOCK

         OUR COMMON STOCK IS TRADED ON THE "OVER THE COUNTER BULLETIN BOARD AND THERE IS CURRENTLY ONLY A LIMITED TRADING MARKET FOR OUR SHARES.

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


         PART II. OTHER INFORMATION

         Item 1. Legal Proceedings.

         In November 2000, OlympuSAT, Inc. filed suit against the Company, James Fallacaro and Anthony Escamilla in Circuit Court in Palm Beach County, Florida. OlympuSAT alleges breach of contract, fraudulent inducement and breach of an implied duty of good faith and fair dealing arising out of the Network Carriage Agreement entered into between the Company and OlumpuSAT on December 6, 1999, which Agreement was terminated in November 2000. The complaint filed by OlympuSAT indicates that it is seeking an indeterminate amount of damages. The Company believes that the claims asserted in the complaint are without merit, and plans to vigorously defend its position. However, the Company is unable to predict the outcome of the matter at this time.

         Item 2. Changes in Securities and Use of Proceeds

         (c) On November 1, 2000, the Company granted options to purchase an aggregate of 1,000,166 shares of common stock to employees and a consultant of the Company. Each such option had an exercise price of $1.00 per share, and were exercisable in full as to all shares subject thereto. These issuances were intended to be exempt from registration under Section 5 of the Securities Act of 1933 in reliance upon Section 4(2) thereof and/or Rule 701 thereunder. The recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof.

         Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits required by Item 601 of Regulation S-B

         Exhibits:

         None.

         (b)      Reports on Form 8-K

         On November 7, 2000, the Company filed a Current Report on Form 8-K reporting the Company's issuance of a press release announcing, among other things, that it had terminated its network carriage agreement with OlympuSAT, Inc.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Falcon Entertainment Corp., a Delaware corporation


                             BY:  /s/ JAMES FALLACARO
                                 --------------------------------------------
                                  James Fallacaro, Chairman and President
                                  (Principal Executive Officer and Principal
                                  Financial Officer)

                             Date:  February 20, 2001